Form 10-Q
period 1998-06-30
AMRESCO CAPITAL TRUST
filed 1998-08-14
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-14029

                              AMRESCO CAPITAL TRUST
            (Exact name of Registrant as specified in its charter)


              Texas                                             75-2744858
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)


700 N. Pearl Street, Suite 2400, LB 342,
             Dallas, Texas                                     75201-7424
 (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code:  (214) 953-7700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                   No
                         ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         10,006,111 shares of common stock, $.01 par value per share, as of August 10, 1998.

                              AMRESCO CAPITAL TRUST
                                      INDEX




                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets - June 30, 1998 and February 2, 1998                              3

  Consolidated Statements of Income - For the Three Months Ended June 30, 1998
    and the Period from February 2, 1998 (Date of Initial Capitalization)
    through June 30, 1998                                                                       4

  Consolidated Statement of Shareholders' Equity - For the Period from February
    2, 1998 (Date of Initial Capitalization) through June 30, 1998                              5

  Consolidated Statement of Cash Flows - For the Period from February 2, 1998
    (Date of Initial Capitalization) through June 30, 1998                                      6

  Notes to Consolidated Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                         14


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                              18

Item 6.  Exhibits and Reports on Form 8-K                                                       19

SIGNATURE                                                                                       20


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              AMRESCO CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEETS
              (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          February 2,
                                                                                        June 30, 1998        1998
                                                                                        -------------     -----------
ASSETS
Mortgage loans, net .................................................................     $  21,445        $    --
Commercial mortgage-backed securities - available for sale (at fair value) ..........        11,978             --
Real estate, net of accumulated depreciation of $3 ..................................         8,893             --
Investments in unconsolidated subsidiary and other real estate venture ..............         9,296             --
Receivables and other assets ........................................................           569             --
Cash and cash equivalents ...........................................................        90,245              1
                                                                                          ---------        -------
     TOTAL ASSETS ...................................................................     $ 142,426        $     1
                                                                                          =========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities ............................................     $   1,063        $    --
  Deferred income ...................................................................           294             --
                                                                                          ---------        -------
    TOTAL LIABILITIES ...............................................................         1,357             --
                                                                                          ---------        -------

  Minority interests ................................................................           500             --
                                                                                          ---------        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares
    issued ..........................................................................            --             --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,006,111 and 100
    shares issued and outstanding ...................................................           100             --
  Additional paid-in capital ........................................................       142,191              1
  Unearned stock compensation .......................................................        (2,479)            --
  Accumulated other comprehensive income ............................................            --             --
  Retained earnings .................................................................           757             --
                                                                                          ---------        -------
    TOTAL SHAREHOLDERS' EQUITY ......................................................       140,569              1
                                                                                          ---------        -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................     $ 142,426        $     1
                                                                                          =========        =======

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND THE PERIOD FROM
               FEBRUARY 2, 1998 (DATE OF INITIAL CAPITALIZATION)
                             THROUGH JUNE 30, 1998
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             Period from
                                                                                             February 2,
                                                                             Three Months        1998
                                                                                Ended          through
                                                                             June 30, 1998   June 30, 1998
                                                                             -------------   -------------
REVENUES:
  Interest income on mortgage loans .......................................     $   140         $   140
  Income from commercial mortgage-backed securities .......................          37              37
  Net operating income from real estate ...................................          17              17
  Equity in unconsolidated subsidiary and other real estate venture .......         160             160
  Interest income from short-term investments .............................         907             907
                                                                                -------         -------
    TOTAL REVENUES ........................................................       1,261           1,261
                                                                                -------         -------

EXPENSES:
  Management fees .........................................................         193             193
  General and administrative ..............................................         198             198
  Depreciation ............................................................           3               3
  Provision for loan losses ...............................................         110             110
                                                                                -------         -------
    TOTAL EXPENSES ........................................................         504             504
                                                                                -------         -------

NET INCOME ................................................................     $   757         $   757
                                                                                =======         =======

EARNINGS PER COMMON SHARE:
   Basic ..................................................................     $  0.14         $  0.23
                                                                                =======         =======
   Diluted ................................................................     $  0.14         $  0.23
                                                                                =======         =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..................................................................       5,495           3,356
                                                                                =======         =======
   Diluted ................................................................       5,498           3,358
                                                                                =======         =======

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM FEBRUARY 2, 1998 (DATE OF
                 INITIAL CAPITALIZATION) THROUGH JUNE 30, 1998
              (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                           Common Stock
                                          $.01 Par Value                                    Accumulated
                                       ---------------------     Additional   Unearned         Other                     Total
                                        Number of                 Paid-in       Stock      Comprehensive  Retained    Shareholders'
                                         Shares      Amount       Capital    Compensation     Income      Earnings       Equity
                                       ----------   --------    -----------  ------------  -------------  --------    -------------
Initial capitalization,
  February 2, 1998 ................           100         --    $         1                                           $         1

Additional paid-in capital,
  February 11, 1998 ...............            --         --             25                                                    25

Issuance of common shares
  through IPO, net of offering
  expenses, May 12, 1998 ..........     9,000,000         90        124,601                                               124,691

Issuance of common shares
  through Private Placement,
  May 12, 1998 ....................     1,000,011   $     10         14,990                                                15,000

Issuance of trust managers'
  restricted shares ...............         6,000         --             90    $       (90)                                    --

Compensatory options granted.......                                   2,484         (2,484)                                    --

Amortization of unearned trust
  manager compensation ............                                                     11                                     11

Amortization of compensatory
  options .........................                                                     84                                     84

Net income ........................                                                                     $       757           757
                                       ----------   --------    -----------    -----------    -----     -----------   -----------
Balance at June 30, 1998 ..........    10,006,111   $    100    $   142,191    $    (2,479)     -       $       757   $   140,569
                                       ==========   ========    ===========    ===========    =====     ===========   ===========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL
                     CAPITALIZATION) THROUGH JUNE 30, 1998
                        (UNAUDITED; DOLLARS IN THOUSANDS)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................................     $     757
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...............................................................           110
      Depreciation ............................................................................             3
      Amortization of prepaid assets ..........................................................            46
      Compensatory stock options ..............................................................            84
      Amortization of unearned trust manager compensation .....................................            11
      Amortization of loan commitment fees ....................................................           (10)
      Receipt of loan commitment fees .........................................................           568
      Increase in receivables and other assets ................................................          (615)
      Increase in accounts payable and other liabilities ......................................         1,063
      Increase in deferred income .............................................................           294
      Equity in undistributed earnings of unconsolidated subsidiary and other real
         estate venture .......................................................................          (160)
      Distributions from unconsolidated subsidiary and other real estate venture ..............            69
                                                                                                    ---------

           NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................         2,220
                                                                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ..............................................................       (22,113)
   Purchase of commercial mortgage-backed securities ..........................................       (11,978)
   Investments in real estate .................................................................        (8,396)
   Investments in unconsolidated subsidiary and other real estate venture .....................        (9,205)
                                                                                                    ---------

           NET CASH USED IN INVESTING ACTIVITIES ..............................................       (51,692)
                                                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock .................................................       139,717
                                                                                                    ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................       139,717
                                                                                                    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................................        90,245

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................            --
                                                                                                    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................     $  90,245
                                                                                                    =========

SUPPLEMENTAL INFORMATION:
   Minority interest contributions associated with ADC arrangements ...........................     $     500
                                                                                                    =========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 1998

1.    ORGANIZATION AND RELATIONSHIPS

AMRESCO Capital Trust (the "Company"), a real estate investment trust ("REIT"), was organized under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, construction loans, rehabilitation loans and bridge loans), mortgage-backed securities ("MBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares (the "Private Placement").

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. ("AMRESCO") (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. The base management fee and the incentive fee, if any, are payable quarterly in arrears. During the period from May 12, 1998 (inception of operations) through June 30, 1998, base management fees charged to the Company totaled $123,000; no incentive fees were charged to the Company during its initial 50-day period of operations. The Manager has options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share.

AMREIT Holdings, Inc. ("Holdings"), a member of the AMRESCO Group, currently owns 1,500,011 shares, or approximately 15% of the Company's outstanding common stock. Holdings acquired 1,000,011 shares at the IPO price of $15.00 per share pursuant to the Private Placement; the remaining 500,000 shares were acquired through the IPO. AMRESCO owns 100 shares of the Company's outstanding common shares; these shares were acquired on February 2, 1998 in connection with the initial capitalization of the Company.

Subject to certain limited exceptions, AMRESCO has granted to the Company a right of first refusal with respect to the first $100 million of targeted mortgage loan investments which are identified by or to any member of the AMRESCO Group during any calendar quarter and all MBS (other than MBS issued in securitizations sponsored in whole or in part by any member of the AMRESCO Group). Additionally, the Company has entered into a Correspondent Agreement with Holliday Fenoglio Fowler ("HFF"), a member of the AMRESCO Group, pursuant to which HFF presents to the Company (on a non-exclusive basis) investment opportunities identified by HFF which meet the investment criteria and objectives of the Company.

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company accounts for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reports its share of income or loss based on its ownership interest. The Company uses the equity method of accounting because a majority of the voting common stock of AMREIT II, Inc. is owned by the Manager and because the Company is entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. The accompanying financial statements should be read in conjunction with the Company's February 2, 1998 audited balance sheet and notes thereto included in the Company's prospectus dated May 6, 1998 (the

"Prospectus"). The notes to the financial statements included herein highlight significant changes to the notes included in the Prospectus.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the interim financial statements. Operating results for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuation of commercial mortgage-backed securities, the provision for loan losses and the determination of the fair value of certain share option awards. Actual results may differ from those estimates and assumptions.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADC ARRANGEMENTS

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify as either real estate or joint venture investments for financial reporting purposes. Using the guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Company evaluates each investment to determine whether loan, joint venture or real estate accounting is appropriate; such determination affects the Company's balance sheet classification of these investments and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risks and potential rewards as those of owners or joint venturers. EITF 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to loans on operating real estate.

The Company accounts for its loan investments classified as real estate in accordance with the provisions of Statement Of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", SFAS No. 66, "Accounting for Sales of Real Estate" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, costs associated with the acquisition, development and construction of a real estate project are capitalized as a cost of that project during its construction period. When a real estate project is substantially completed and held available for occupancy, rental revenues and operating costs are recognized as they accrue. Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 39 years for office and industrial buildings and 27.5 years for multi-family projects. Maintenance and repair costs are charged to operations as incurred, while significant capital improvements and replacements are capitalized. Leasing commissions and leasehold improvements are deferred and amortized over the terms of the related leases. Other deferred charges are amortized over terms applicable to the expenditure.

The Company accounts for its loan investments classified as joint ventures in accordance with the provisions of Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" and thus reports its share of income or loss based on its preferential ownership interest.

MORTGAGE LOANS

Mortgage loans are stated at face value, net of deferred commitment fees and associated direct costs, if any, and net of an allowance for loan losses. In accordance with the provisions of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", loan commitment fees and incremental direct costs, if any, are deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

PROVISION FOR LOAN LOSSES

The Company provides for estimated loan losses by establishing an allowance for losses through a charge to earnings. Management performs a periodic evaluation of the allowance with consideration given to economic conditions and trends, collateral values and other relevant factors.

COMMERCIAL MORTGAGE-BACKED SECURITIES

The Company's investments in commercial mortgage-backed securities ("CMBS") are classified as available for sale and are carried at estimated fair value as determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses are excluded from earnings and reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". If a decline in fair value is deemed to be other than temporary, it is charged to earnings during the period such determination is made. During the period from May 12, 1998 (inception of operations) through June 30, 1998, there were no unrealized gains or losses associated with the Company's CMBS. Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.

STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option awards to the extent an election is available. Accordingly, the Company will, in its annual Form 10-K, make pro forma disclosures of net income and earnings per common share as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

EARNINGS PER COMMON SHARE

Earnings per common share ("EPS") is computed using the guidance in SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

INCOME TAXES

The Company intends to qualify and will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ended December 31, 1998. As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 95% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements. Accordingly, no provision for income taxes has been made in the consolidated financial statements.

DISTRIBUTIONS

The Company intends to make quarterly distributions to its shareholders which will be designed to allow the Company to qualify as a REIT under the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve. As a result, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company.

4.    INVESTMENT ACTIVITY

Concurrent with the commencement of its operations on May 12, 1998, the Company acquired two loans from AMRESCO Funding Corporation, a member of the AMRESCO Group. Additionally, the Company originated five loans during the period from May 12, 1998 through June 30, 1998. These loan investments are summarized as follows (dollars in thousands):

                                                                                      Amount
                                                                                    Outstanding       Interest      Interest
 Date of Initial                                Lien             Commitment         at June 30,         Pay          Accrual
   Investment             Location             Position            Amount              1998             Rate           Rate
------------------    ------------------    ---------------    ---------------     --------------    ----------     ----------
May 12, 1998          Columbus, OH             Second                $  7,000            $ 5,839         15.0%          15.0%
May 12, 1998          Richardson, TX           Second                  14,700                  1         10.0%          12.0%
June 1, 1998          Houston, TX              First                   11,800              9,800         12.0%          12.0%
June 12, 1998         Pearland, TX             First                   12,827              1,456         10.0%          11.5%
June 17, 1998         San Diego, CA            First                    5,560              3,977         10.0%          13.5%
June 19, 1998         Houston, TX              First                   24,000              3,294         12.0%          12.0%
June 22, 1998         Wayland, MA              First                   45,000             12,312         10.5%          10.5%
                                                                  -----------        -----------

                                                                     $120,887            $36,679
                                                                  ===========        ===========

Two of the seven loans provide for profit participation above the contractual accrual rate. The loan investments are classified as follows (dollars in thousands):

                                    Loan Amount      Balance Sheet
                                   Outstanding at      Amount at
                                   June 30, 1998     June 30, 1998
                                   --------------    -------------
           Mortgage loans, net          $22,113           $21,445
           Real estate, net               8,727             8,893
           Investment in real
             estate venture               5,839             5,777
                                        -------           -------

                                        $36,679           $36,115
                                        =======           =======

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, the allowance for loan losses, minority interests and accumulated depreciation. At June 30, 1998, mortgage loans are presented net of an allowance for loan losses of $110,000.

Real estate, which is comprised entirely of amounts arising under ADC arrangements, consisted of the following at June 30, 1998 (dollars in thousands):


           Land                                          $4,648
           Buildings and improvements                     3,189
           Construction in progress                       1,059
                                                         ------
             Total                                        8,896
           Less: Accumulated depreciation                    (3)
                                                         ------
                                                         $8,893
                                                         ======

During the period from May 12, 1998 (inception of operations) through June 30, 1998, the Company, either directly or through its unconsolidated subsidiary, acquired three commercial mortgage-backed securities at an aggregate purchase price of $15.3 million.

5.    FINANCING FACILITIES

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million Interim Warehouse and Security Agreement (the "Warehouse Line") with Prudential Securities Credit Corporation ("PSCC"). Borrowings under the facility will be used to finance the Company's structured loan and equity real estate investments. Borrowings under the Warehouse Line bear interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum depending upon the type of asset, its loan-to-value ratio and the advance rate selected by the Company. Advance rates on eligible assets range from 50% to 95% depending upon the asset's characteristics. Borrowings under the facility are secured by a first lien security interest on all assets funded with proceeds from the Warehouse Line. The Warehouse Line contains several covenants; among others, the more significant covenants include the maintenance of a $100 million consolidated Tangible Net Worth, as defined and subject to adjustment in connection with any subsequent equity offerings; maintenance of a Coverage Ratio, as defined, of not less than 1.4 to 1; and limitation of Total Indebtedness, as defined, to no more than 400% of shareholders' equity. The Warehouse Line matures on July 1, 2000. At June 30, 1998, there had been no borrowings under the Warehouse Line.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC. Borrowings under the Repurchase Agreement will be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by a first lien security interest on all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At June 30, 1998, there had been no borrowings under the Repurchase Agreement.

Under both the Warehouse Line and the Repurchase Agreement, PSCC retains the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets will require the Company to provide additional collateral or fund margin calls. From time to time, the Company expects that it will be required to provide such additional collateral or fund margin calls.

6.    SHARE OPTION AWARDS

Under the Company's 1998 Share Option and Award Plan, the Company may grant restricted common shares and options to purchase common shares in amounts up to an aggregate of 15% of the Company's outstanding common shares (or 1,500,017 common shares).

On May 12, 1998, the Company granted to its trust managers and officers non-qualified options to purchase 352,000 common shares at an exercise price of $15.00 per share (the IPO price). The options vest ratably over a four-year period beginning one year after the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these awards. As the awards had no intrinsic value at the grant date, no compensation cost has been recognized.

On May 12, 1998, the Company granted to the Manager and certain other members of the AMRESCO Group non-qualified options to purchase 1,000,011 and 141,500 common shares, respectively. Seventy percent of the Manager's options and those options awarded to the other members of the AMRESCO Group are exercisable at $15.00 per share (the IPO price); the remaining thirty percent of the Manager's options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002. The Company accounts for these options under SFAS No. 123, "Accounting for Stock-Based Compensation"; accordingly, compensation cost, which was measured at the grant date based upon the estimated fair value of the share options granted, is being recognized over the four-year vesting period. The fair value of the options granted was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk-free interest rates ranging from 5.43% to 5.71%; expected lives ranging from one to ten years; expected volatility of 25%; and dividend yield of 8%. During the period from May 12, 1998 (inception of operations) through June 30, 1998, management fees and general and administrative expenses included compensatory option charges totaling $70,000 and $14,000, respectively.

In lieu of cash compensation, the Company granted 6,000 restricted common shares to its four independent trust managers on May 12, 1998. The associated compensation cost is being recognized over the one-year service period.

7.    COMMON STOCK

The Company was initially capitalized through the sale of 100 common shares to AMRESCO on February 2, 1998. On May 12, 1998, the Company completed its IPO of 9,000,000 shares of common stock. Concurrently, the Private Placement of 1,000,011 common shares was completed with Holdings. The net proceeds from the IPO and the Private Placement, after the underwriters' discount and offering expenses, aggregated approximately $139.7 million. The price to the public and to Holdings was $15.00 per share and the proceeds to the Company from the IPO and the Private Placement were $14.00 per share (after the underwriter's discount and advisory fee) and $15.00 per share, respectively.

8.    EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, is as follows (in thousands, except per share data):

                                                                    Period from
                                                 Three Months       February 2,
                                                     Ended          1998 through
                                                 June 30, 1998     June 30, 1998
                                                 -------------     -------------
Net income available to common shareholders        $     757          $     757
                                                   =========          =========
Weighted average common shares outstanding             5,495              3,356
                                                   =========          =========

Basic earnings per common share                    $    0.14          $    0.23
                                                   =========          =========

Weighted average common shares outstanding             5,495              3,356
Effect of dilutive securities:
  Restricted shares                                        3                  2
  Net effect of assumed exercise of stock
    options                                               --                 --
                                                   ---------          ---------
Adjusted weighted average shares outstanding           5,498              3,358
                                                   =========          =========
Diluted earnings per common share                  $    0.14          $    0.23
                                                   =========          =========

Options to purchase 1,193,508 shares of common stock at $15.00 per share and 300,003 shares of common stock at $18.75 per share were outstanding during the period from May 12, 1998 (inception of operations) through June 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares. The options, which expire on May 12, 2008, were still outstanding as of June 30, 1998.

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through June 30, 1998, the Company's basic and diluted earnings were $0.08 per common share.

9.    COMPREHENSIVE INCOME

At its inception, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. There were no differences between net income and comprehensive income during the periods ended June 30, 1998.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of June 30, 1998, no such instruments were being utilized by the Company.


11.   SUBSEQUENT EVENTS

As further described in Note 5, the Company (together with certain of its subsidiaries) entered into a $400 million Warehouse Facility and a $100 million Repurchase Agreement with PSCC effective as of July 1, 1998.

On July 1, 1998, the Company originated a $10,068,000 mezzanine loan for the acquisition of four office buildings in Dallas, Texas; the initial advance under the loan totaled approximately $6,283,000.

On July 2, 1998, the Company originated a $7,000,000 first lien loan for the acquisition of an office building in Washington, D.C.; the initial advance under this loan totaled approximately $5,247,000.

On July 10, 1998, the Company originated a $3,350,000 first lien loan for the acquisition and rehabilitation of an apartment complex in Pasadena, Texas. The initial advance under this facility totaled approximately $1,887,000.

On July 23, 1998, the Company declared a dividend of $0.10 per share; the dividend is payable on August 17, 1998 to shareholders of record on July 31, 1998.

12.   LOAN COMMITMENTS

The Company has outstanding commitments to fund approximately $90 million under ten loan agreements. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore such commitments do not necessarily represent future cash requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AMRESCO Capital Trust (the "Company") is a real estate investment trust ("REIT") which was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, construction loans, rehabilitation loans and bridge loans), mortgage-backed securities ("MBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. Subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group").

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a member of the AMRESCO Group (the "Private Placement"). At June 30, 1998, $52.0 million of the $139.7 million of net proceeds received from the issuance of its common shares had been invested in structured finance arrangements and commercial mortgage-backed securities. The Company is currently evaluating a variety of potential investments.

The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and as such, is required to distribute at least 95% of its REIT taxable income annually, subject to certain adjustments. It is expected that the cash for such distributions will be generated from the Company's day-to-day operations, although the Company may also borrow funds to make distributions.

The Company may experience high volatility in net income from quarter to quarter and year to year, primarily as a result of fluctuations in interest rates, borrowing costs, reinvestment opportunities and prepayment rates. Because changes in interest rates may significantly affect the Company's activities, the operating results of the Company will depend, in large part, upon the ability of the Company to manage its interest rate, prepayment and credit risks, while maintaining its status as a REIT.

RESULTS OF OPERATIONS

The Company commenced operations on May 12, 1998. Net income for the period from May 12, 1998 through June 30, 1998 was $757,000, or $0.08 per common share. The Company's primary sources of revenue, totaling $1,261,000, were as follows:

o $140,000 of interest income on mortgage loans; the loans earn interest at accrual rates ranging from 10.5% to 12% per annum

o $907,000 of interest income generated primarily from the temporary investment of proceeds from the IPO and Private Placement

o $160,000 from equity in the earnings of its unconsolidated subsidiary and a mortgage loan accounted for as a joint venture investment (for a discussion of loans accounted for as joint venture investments, see the notes to the consolidated financial statements included in Item 1 above).

The Company incurred expenses of $504,000 during the period from May 12, 1998 through June 30, 1998 consisting primarily of the following:

o $193,000 of management fees, including $123,000 of base management fees payable to the Manager pursuant to the Management Agreement and $70,000 of expense associated with compensatory options granted to the Manager. No incentive fees were incurred during the period.

o $198,000 of general and administrative costs, including $75,000 for professional services, $46,000 for directors and officers' insurance, $16,000 of reimbursable costs pursuant to the Management Agreement, $14,000 related to compensatory options granted to certain members of the AMRESCO Group and $13,000 of organizational expenses.

o $110,000 reserve for loan losses. No loan losses were incurred by the Company during the period.

As of June 30, 1998, the Company had closed seven commercial mortgage loans aggregating $120.9 million in commitments; $36.7 million had been advanced under these facilities at June 30, 1998. Based upon the amounts committed under these facilities, the Company's portfolio of commercial mortgage loans made through June 30, 1998 had a weighted average interest pay rate of 11.1% and a weighted average interest accrual rate of 11.6%. In each case, the borrowers paid a commitment fee that is in addition to interest payments due under the terms of the loan agreements; commitment fees are deferred and recognized over the life of the loan as an adjustment of yield. Additionally, two of the seven loans provide for profit participation above the contractual accrual rate. The loan investments are summarized as follows (dollars in thousands):

                                                                                  Amount
                                                                                Outstanding       Interest       Interest
 Date of Initial                            Lien             Commitment         at June 30,         Pay           Accrual
   Investment           Location            Position            Amount              1998             Rate           Rate
----------------    ---------------       ------------       -------------     --------------    ----------     ----------
May 12, 1998        Columbus, OH            Second               $  7,000            $ 5,839         15.0%          15.0%
May 12, 1998        Richardson, TX          Second                 14,700                  1         10.0%          12.0%
June 1, 1998        Houston, TX             First                  11,800              9,800         12.0%          12.0%
June 12, 1998       Pearland, TX            First                  12,827              1,456         10.0%          11.5%
June 17, 1998       San Diego, CA           First                   5,560              3,977         10.0%          13.5%
June 19, 1998       Houston, TX             First                  24,000              3,294         12.0%          12.0%
June 22, 1998       Wayland, MA             First                  45,000             12,312         10.5%          10.5%
                                                              -----------         ----------

                                                                 $120,887            $36,679
                                                              ===========         ==========

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes. As of June 30, 1998, loan investments representing $49,387,000 in aggregate commitments are accounted for as either real estate or joint venture interests; approximately $14,566,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the notes to the consolidated financial statements in Item 1 above.

At June 30, 1998, the Company's commercial mortgage loan commitments were concentrated in four states: Texas (53%); Massachusetts (37%); Ohio (6%); and California (4%). The underlying collateral for these loans was comprised of the following property types (percentages are based upon commitment amounts): office (79%); multifamily (11%); mixed use (6%); and R&D/Bio-Tech (4%). Based upon committed loan amounts, construction loans, acquisition/rehabilitation loans and acquisition loans comprised 43%, 42% and 15% of the portfolio, respectively. Eighty-two percent of the portfolio (based upon committed amounts) is comprised of first lien loans while the balance of the portfolio (18%) is secured by second lien loans.

Until the investment portfolio becomes larger, geographic and product type concentrations are to be expected. The Company expects to see more diversification both geographically and by product type as the loan portfolio grows. In building its investment portfolio, the Company will continue to pursue investment opportunities which, in its opinion, offer the best risk-adjusted returns. Geographic and product type concentrations present additional risks, particularly if there is a deterioration in the general condition of the real estate market or in the sub-market in which the loan collateral is located, or if demand for a particular product type does not meet expectations due to adverse market conditions that are different from those projected by the Company. The Company is aware of these risks and intends to diversify its investment portfolio over time.

During its initial 50-day period of operations, the Company, either directly or through its unconsolidated subsidiary, acquired three commercial mortgage-backed securities ("CMBS") at an aggregate purchase price of $15.3 million. Excluding the potential tax effects associated with one of the securities held by the Company's unconsolidated subsidiary, the weighted average unleveraged yield over the expected life of these investments is expected to approximate 13%.

The Company's estimated returns on its CMBS investments are based upon a number of assumptions that are subject to certain business and economic risks and uncertainties. Examples include the timing and magnitude of prepayments, extensions and credit losses on the mortgage loans underlying the CMBS that result from general and/or localized real estate market factors. These risks and uncertainties are in many ways similar to those affecting the Company's commercial mortgage loans. These risks and uncertainties may cause the anticipated yields to differ materially from those projected above.

On July 23, 1998, the Company declared its first dividend; the dividend, totaling $0.10 per share, is payable on August 17, 1998 to shareholders of record on July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to execute its business strategy, particularly the growth of its investment and loan portfolio, depends to a significant degree on its ability to obtain additional capital. The Company's principal demands for liquidity are cash for operations, including funds for its lending activities and other investments, interest expense associated with its indebtedness, debt repayments and distributions to its shareholders. In the near term, the Company's principal sources of liquidity are the proceeds from the IPO and the Private Placement as well as funds available under the Warehouse Line and Repurchase Agreement described below.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million warehouse facility (the "Warehouse Line") with Prudential Securities Credit Corporation ("PSCC"). Borrowings under the facility will be used to finance the Company's structured loan and equity real estate investments. Borrowings under the Warehouse Line bear interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum and are secured by a first lien security interest an all assets funded with proceeds from the Warehouse Line. The Warehouse Line matures on July 1, 2000. At June 30, 1998, there had been no borrowings under the Warehouse Line.

The Company (and certain of its subsidiaries) also entered into a $100 million repurchase agreement (the "Repurchase Agreement") with PSCC effective as of July 1, 1998. Borrowings under the Repurchase Agreement will be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. The Repurchase Agreement matures on June 30, 2000. At June 30, 1998, there had been no borrowings under the Repurchase Agreement.

The Company believes that the net proceeds from the IPO and Private Placement and the funds available under its Warehouse Line and Repurchase Agreement will be sufficient to meet the Company's liquidity and capital requirements into the first quarter of 1999. To fund future growth, the Company will need to raise additional funds for operations through future public or private equity and debt offerings and/or by leveraging its investments, primarily through additional secured and unsecured financings, and other borrowing arrangements.

REIT STATUS

Management believes that the Company is operated in a manner that will enable it to qualify as a REIT for federal income tax purposes. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders, although AMREIT II, Inc., its "Non-Qualified REIT Subsidiary", may be subject to tax at the corporate level. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed.

YEAR 2000 COMPLIANCE

The Company is wholly dependent upon the Manager's information technology infrastructure. Pursuant to the terms of the Management Agreement, the Manager will bear the costs associated with determining whether its systems are Year 2000 compliant and the costs of any necessary modifications or replacements. The Manager has advised the Company that the Manager has reviewed its computer systems in order to evaluate necessary modifications for Year 2000 compliance. The Manager does not anticipate any material difficulties in achieving Year 2000 compliance with respect to the Manager's computer systems. In addition, the Manager has communicated with others with whom each of the Manager and the Company do significant business to determine their Year 2000 compliance status and the extent to which the Manager or the Company could be affected by any third party Year 2000 compliance issues. However, the Company has not received responses from all third parties and there can be no assurance that the systems of other companies with whom the Company does business or on which the Manager's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Manager's systems, would not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan" or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, without limitation, the environment, changes in prevailing interest rates, credit risk management, asset/liability management, the financial and securities markets, and the availability and costs associated with sources of liquidity.

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALE OF SECURITIES

The Company was initially capitalized through the sale of 100 of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), to AMRESCO on February 2, 1998 for $1,000. On February 11, 1998, AMRESCO contributed additional capital of $25,000 to the Company; no additional shares were issued to AMRESCO in connection with this contribution. On May 12, 1998, concurrent with the completion of its IPO of 9,000,000 Common Shares, the Company sold 1,000,011 Common Shares to Holdings, a member of the AMRESCO Group, at the IPO price of $15.00 per share, or $15,000,165 in aggregate cash consideration, pursuant to the Private Placement. The Common Shares sold in the Private Placement and those sold in connection with the Company's initial capitalization were sold without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof.

USE OF PROCEEDS

The Company's Registration Statement (File No. 333-45543) registering the 9,000,000 Common Shares sold in the IPO was declared effective by the Securities and Exchange Commission on May 6, 1998. The IPO commenced on May 6, 1998 and closed on May 12, 1998, with the sale of all of the Company's registered shares at the offering price of $15.00 per share, or $135,000,000 in aggregate gross proceeds. Prudential Securities Incorporated, Credit Suisse First Boston, ABN AMRO Incorporated, J.C. Bradford & Co., NationsBanc Montgomery Securities LLC and Piper Jaffray Inc. served as the principal underwriters for the public offering. When combined with the aggregate proceeds received from the unregistered sale of securities to AMRESCO and Holdings totaling $26,000 and $15,000,165, respectively, the Company's aggregate gross proceeds from the sales of its Common Shares totaled $150,026,165. From the effective date of the Registration Statement through June 30, 1998, the Company incurred the following expenses in connection with the IPO and other sales of securities:

        Underwriting discounts and commissions                             $ 7,969,000
        Finders' fees                                                                -
        Expenses paid to or for underwriters (advisory fee)                  1,012,000
        Other expenses                                                       1,328,000
                                                                           -----------

        Total expenses                                                     $10,309,000
                                                                           ===========


After deducting these expenses, net proceeds to the Company totaled approximately $139,717,000 (inclusive of the 100 shares sold to AMRESCO and the 1,000,011 shares sold to Holdings for aggregate consideration of $15,026,165). From the effective date of the Registration Statement through June 30, 1998, the Company invested these net proceeds as follows:

        Investments in mortgage loans                                     $ 22,113,000
        Purchase of CMBS                                                    11,978,000
        Investments in real estate                                           8,396,000
        Investments in unconsolidated subsidiary and other
          real estate venture                                                9,205,000
        Short-term investments (money market instruments)                   88,025,000
                                                                          ------------

                                                                          $139,717,000
                                                                          ============


All such payments relating to these investments were direct or indirect payments to others, except for $6,290,000 which was paid to AMRESCO Funding Corporation, a member of the AMRESCO Group, on May 12, 1998 for the acquisition of two loans. These loans are more fully described in the Company's Registration Statement (such loans being referred to therein as "Loan One" and "Loan Four", respectively).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.

          3.1 Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-45543), which exhibit is incorporated herein by reference).

          3.2 First Amendment to Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 12, 1998, which exhibit is incorporated herein by reference).

          3.3 Second Amendment to Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 12, 1998, which exhibit is incorporated herein by reference).

          3.4 Form of Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-45543), which exhibit is incorporated herein by reference).

          10.1 Sale and Assignment Agreement by and between AMRESCO Funding Corporation, AMRESCO Capital Trust and AMREIT I, Inc. effective as of May 12, 1998 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 12, 1998, which exhibit is incorporated herein by reference).

          11   Computation of Per Share Earnings.

          27   Financial Data Schedule.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

          (1) Form 8-K dated May 12, 1998 and filed May 27, 1998, as amended by Amendment No.1 on Form 8-K/A dated May 12, 1998 and filed August 3, 1998, relating to the acquisition by the Registrant of: (i) a $7.0 million non-recourse loan and (ii) a $14.7 million non-recourse loan.

          (2) Form 8-K dated June 19, 1998 and filed July 6, 1998, relating to the origination by a wholly-owned subsidiary of the Company of
               (i) a $24.0 million non-recourse construction loan, (ii) a $45.0 million non-recourse acquisition/rehabilitation loan, (iii) a $11.8 million non-recourse loan, and (iv) a $12.8 million non-recourse construction loan.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMRESCO CAPITAL TRUST
                                          Registrant


Date:  August 14, 1998                    By: /s/ Thomas J. Andrus
                                             ----------------------------
                                                  Thomas J. Andrus
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION
-------                       ------------
3.1            Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-45543),
               which exhibit is incorporated herein by reference).

3.2            First Amendment to Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 12, 1998, which exhibit is incorporated herein by reference).

3.3            Second Amendment to Amended and Restated Declaration of Trust of the Registrant
               (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 12,
               1998, which exhibit is incorporated herein by reference).

3.4            Form of Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-11 (Registration No. 333-45543), which exhibit is incorporated herein by reference).

10.1           Sale and Assignment Agreement by and between AMRESCO Funding Corporation, AMRESCO
               Capital Trust and AMREIT I, Inc. effective as of May 12, 1998 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 12, 1998, which exhibit is incorporated herein by reference).

11             Computation of Per Share Earnings.

27             Financial Data Schedule.