Form 10-Q
period 1998-09-30
AMRESCO CAPITAL TRUST
filed 1998-11-13
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                         Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         10,006,111 shares of common stock, $.01 par value per share, as of November 9, 1998.

                              AMRESCO CAPITAL TRUST
                                      INDEX


                                                                                        Page No.
                                                                                       ----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets - September 30, 1998 and February 2, 1998                    3

  Consolidated Statements of Income - For the Three Months Ended September 30,
    1998 and the Period from February 2, 1998 (Date of Initial Capitalization)             4
    through September 30, 1998

  Consolidated Statement of Changes in Shareholders' Equity - For the Period
    from February 2, 1998 (Date of Initial Capitalization) through September               5
    30, 1998

  Consolidated Statement of Cash Flows - For the Period from February 2, 1998
    (Date of Initial Capitalization) through September 30, 1998                            6

  Notes to Consolidated Financial Statements                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                    15


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                         24

Item 6.  Exhibits and Reports on Form 8-K                                                  25

SIGNATURE                                                                                  27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              AMRESCO CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEETS
              (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 September 30,      February 2,
                                                                                     1998              1998
                                                                                 -------------      -------------
ASSETS
Mortgage loans, net ........................................................     $      79,657      $          --
Commercial mortgage-backed securities - available for sale (at fair value) .            30,685                 --
Real estate, net of accumulated depreciation of $24 ........................            19,806                 --
Investments in unconsolidated subsidiary and other real estate ventures ....            15,184                 --
Receivables and other assets ...............................................             1,662                 --
Cash and cash equivalents ..................................................             3,885                  1
                                                                                 -------------      -------------
     TOTAL ASSETS ..........................................................     $     150,879      $           1
                                                                                 =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities ...................................     $       6,416      $          --
  Repurchase agreement .....................................................             5,123                 --
                                                                                 -------------      -------------
    TOTAL LIABILITIES ......................................................            11,539                 --
                                                                                 -------------      -------------

  Minority interests .......................................................             2,611                 --
                                                                                 -------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares
    issued .................................................................                --                 --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,006,111
     and 100 shares issued and outstanding .................................               100                 --
  Additional paid-in capital ...............................................           142,191                  1
  Unearned stock compensation ..............................................            (2,289)                --
  Accumulated unrealized losses on securities available for sale ...........            (4,301)                --
  Retained earnings ........................................................             1,028                 --
                                                                                 -------------      -------------
    TOTAL SHAREHOLDERS' EQUITY .............................................           136,729                  1
                                                                                 -------------      -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................     $     150,879      $           1
                                                                                 =============      =============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THE
          PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL CAPITALIZATION)
                           THROUGH SEPTEMBER 30, 1998
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                Period from
                                                                                                 February 2,
                                                                            Three Months            1998
                                                                                Ended              through
                                                                             September 30,      September 30,
                                                                                 1998               1998
                                                                            --------------     --------------
REVENUES:
  Interest income on mortgage loans ...................................     $        1,188     $        1,328
  Income from commercial mortgage-backed securities ...................                560                597
  Operating income from real estate ...................................                 91                108
  Equity in unconsolidated subsidiary and other real estate ventures ..                326                486
  Interest income from short-term investments .........................                827              1,734
                                                                            --------------     --------------
    TOTAL REVENUES ....................................................              2,992              4,253
                                                                            --------------     --------------

EXPENSES:
  Interest expense ....................................................                  1                  1
  Management fees .....................................................                439                632
  General and administrative ..........................................                755                953
  Depreciation ........................................................                 21                 24
  Participating interest in mortgage loans ............................                  3                  3
  Provision for loan losses ...........................................                501                611
                                                                            --------------     --------------
    TOTAL EXPENSES ....................................................              1,720              2,224
                                                                            --------------     --------------

NET INCOME ............................................................     $        1,272     $        2,029
                                                                            ==============     ==============

EARNINGS PER COMMON SHARE:
   Basic ..............................................................     $         0.12     $         0.34
                                                                            ==============     ==============
   Diluted ............................................................     $         0.12     $         0.34
                                                                            ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..............................................................             10,000              5,892
                                                                            ==============     ==============
   Diluted ............................................................             10,006              5,896
                                                                            ==============     ==============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL
                   CAPITALIZATION) THROUGH SEPTEMBER 30, 1998
              (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                     Common Stock                                      Accumulated
                                    $.01 Par Value                                      Unrealized
                               ------------------------                                 Losses on
                                                        Additional      Unearned        Securities                      Total
                                 Number of                Paid-in        Stock           Available      Retained    Shareholders'
                                  Shares       Amount     Capital     Compensation       For Sale       Earnings       Equity
                               -------------  --------- -----------  --------------    ------------     --------    -------------
Initial capitalization,
  February 2, 1998...............        100          -         $1                                                           $1

Additional paid-in capital,
  February 11, 1998..............          -          -         25                                                           25

Issuance of common shares
  through IPO, net of offering
  expenses, May 12, 1998.........  9,000,000        $90    124,601                                                      124,691

Issuance of common shares
  through Private Placement,
  May 12, 1998...................  1,000,011         10     14,990                                                       15,000

Issuance of trust managers'
  restricted shares..............      6,000          -         90            $(90)                                           -

Compensatory options granted.....                            2,484          (2,484)                                           -

Amortization of unearned trust
  manager compensation ..........                                               33                                           33

Amortization of compensatory
  options .......................                                              252                                          252

Unrealized loss on securities
  available for sale.............                                                           $(4,301)                     (4,301)

Distributions paid to common
  shareholders...................                                                                         $(1,001)       (1,001)

Net income.......................                                                                           2,029         2,029
                                  ----------       ----   --------         -------          -------        ------      --------

Balance at September 30, 1998.... 10,006,111       $100   $142,191         $(2,289)         $(4,301)       $1,028      $136,729
                                  ==========       ====   ========         =======          =======        ======      ========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE PERIOD FROM FEBRUARY 2, 1998
                        (DATE OF INITIAL CAPITALIZATION)
                           THROUGH SEPTEMBER 30, 1998
                        (UNAUDITED; DOLLARS IN THOUSANDS)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................     $   2,029
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ....................................................           611
      Depreciation .................................................................            24
      Amortization of prepaid assets ...............................................           104
      Discount amortization on CMBS ................................................           (54)
      Compensatory stock options ...................................................           252
      Amortization of unearned trust manager compensation ..........................            33
      Amortization of loan commitment fees .........................................           (74)
      Receipt of loan commitment fees ..............................................         1,220
      Increase in receivables and other assets .....................................        (1,766)
      Increase in CMBS interest receivable .........................................          (377)
      Increase in accounts payable and other liabilities ...........................         1,396
      Equity in undistributed earnings of unconsolidated subsidiary and other real
         estate ventures ...........................................................          (486)
      Distributions from unconsolidated subsidiary and other real estate ventures ..           513
                                                                                         ---------

           NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................         3,425
                                                                                         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of mortgage loans ...................................................       (25,807)
   Investments in mortgage loans ...................................................       (55,607)
   Purchase of commercial mortgage-backed securities ...............................       (34,480)
   Investments in real estate ......................................................       (17,219)
   Investments in unconsolidated subsidiary and other real estate ventures .........       (15,286)
                                                                                         ---------

           NET CASH USED IN INVESTING ACTIVITIES ...................................      (148,399)
                                                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock ......................................       139,717
   Proceeds from borrowings under repurchase agreement .............................         5,123
   Proceeds from other financing ...................................................         5,020
   Distributions paid to common shareholders .......................................        (1,001)
                                                                                         ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................       148,859
                                                                                         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................         3,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................            --
                                                                                         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................     $   3,885
                                                                                         =========

SUPPLEMENTAL INFORMATION:
   Minority interest contributions associated with ADC arrangements ................     $   2,611
                                                                                         =========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 1998

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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. ("AMRESCO") (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. The base management fee and the incentive fee, if any, are payable quarterly in arrears. During the three months ended September 30, 1998 and the period from May 12, 1998 (inception of operations) through September 30, 1998, base management fees charged to the Company totaled $298,000 and $421,000, respectively. No incentive fees were charged to the Company during either period. The Manager has options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share.

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the interim financial statements. Operating results for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company accounts for its loan investments classified as joint ventures in accordance with the provisions of Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" and thus reports its share of income or loss under the equity method of accounting based on its preferential ownership interest.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase. At September 30, 1998, cash and cash equivalents includes restricted cash of $542,000. The restricted cash serves as collateral for an irrevocable standby letter of credit in a like amount which was issued on behalf of a partnership in which the Company, through certain of its subsidiaries, has a controlling interest. The letter of credit, which expires on July 15, 1999, was issued in connection with the partnership's procurement of permanent financing.

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

INCOME TAXES

The Company intends to qualify and will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ended December 31, 1998. As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 95% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements. Accordingly, no provision for income taxes has been made in the consolidated financial statements.

DISTRIBUTIONS

The Company intends to make quarterly distributions to its shareholders which will be designed to allow the Company to qualify as a REIT under the Code. Earnings and profits, which will determine the taxability of distributions to shareholders, differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve. As a result, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company.

4.    INVESTMENT ACTIVITY

Concurrent with the commencement of its operations on May 12, 1998, the Company acquired two loans from AMRESCO Funding Corporation, a member of the AMRESCO Group. Additionally, the Company originated nine loans during the period from May 12, 1998 through September 30, 1998. On September 30, 1998, the Company acquired eight loans from AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group, at an aggregate cash purchase price of $34,292,000, including accrued interest of $812,000. Immediately following the purchase, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from five of the loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as is outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which are required to be made under the five loan agreements. At September 30, 1998, ACFI's contingent obligation for these additional advances approximated $2,116,000. The proceeds received from ACFI are accounted for as a financing and are included in other liabilities as of September 30, 1998. The Company's loan investments are summarized as follows (dollars in thousands):

                                                                                      Amount
                                                                                   Outstanding at                 Interest
    Date of Initial                              Collateral         Commitment     September 30,      Interest     Accrual
       Investment              Location           Position            Amount            1998          Pay Rate      Rate
------------------------- -------------------- --------------- ------------------ ----------------- ------------ ------------
May 12, 1998              Columbus, OH         Second Lien            $  7,000          $  5,839        15.0%        15.0%
May 12, 1998              Richardson, TX       Second Lien              14,700             3,816        10.0%        12.0%
June 1, 1998              Houston, TX          First Lien               11,800             9,857        12.0%        12.0%
June 12, 1998             Pearland, TX         First Lien               12,827             2,185        10.0%        11.5%
June 17, 1998             San Diego, CA        First Lien                5,560             3,991        10.0%        13.5%
June 19, 1998             Houston, TX          First Lien               24,000             3,725        12.0%        12.0%
June 22, 1998             Wayland, MA          First Lien               45,000            17,132        10.5%        10.5%
July 1, 1998              Dallas, TX           Ptrshp Interests         10,068             6,283        10.0%        15.0%
July 2, 1998              Washington, D.C.     First Lien                7,000             5,351        10.5%        10.5%
July 10, 1998             Pasadena, TX         First Lien                3,350             2,038        10.0%        14.0%
September 1, 1998         Los Angeles, CA      First Lien               18,419            17,413        10.0%        12.0%
September 30, 1998        Richardson, TX       First Lien               13,001             7,674        10.0%        14.0%
September 30, 1998        San Antonio, TX      First Lien                3,266             1,554        22.0%        22.0%
September 30, 1998        San Antonio, TX      First Lien                8,400             1,949        10.0%        14.0%
September 30, 1998        Galveston, TX        First Lien                3,664             3,664        10.0%        15.0%
September 30, 1998        Ft. Worth, TX        Ptrshp Interests          2,650             2,587        10.5%        16.0%
September 30, 1998        Austin, TX           First Lien                6,325             6,247        10.0%        16.0%
September 30, 1998        Dallas, TX           First Lien                3,015             2,364        10.0%        13.0%
September 30, 1998        Norwood, MA          First Lien                8,765             7,441        10.0%        12.5%
                                                                      --------          --------

                                                                      $208,810          $111,110
                                                                      ========          ========

Eight of the nineteen loans provide for profit participation above the contractual accrual rate; four of these eight facilities are included in the pool of loans in which ACFI has a contractual right to collect certain excess proceeds, as described above. The loan investments are classified as follows (dollars in thousands):

                                                       Loan Amount         Balance Sheet
                                                     Outstanding at          Amount at
                                                   September 30, 1998    September 30, 1998
                                                   ------------------    ------------------
                           Mortgage loans, net          $ 81,413             $ 79,657
                           Real estate, net               17,575               19,806
                           Investment in real
                             estate ventures              12,122               11,726
                                                        --------             --------

                                                        $111,110             $111,189
                                                        ========             ========

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, the allowance for loan losses, minority interests and accumulated depreciation. At September 30, 1998, mortgage loans are presented net of an allowance for loan losses of $611,000.

Real estate, which is comprised entirely of amounts arising under ADC arrangements, consisted of the following at September 30, 1998 (dollars in thousands):

              Land                                          $6,118
              Buildings and improvements                     3,194
              Construction in progress                      10,518
                                                           -------
                Total                                       19,830
              Less: Accumulated depreciation                   (24)
                                                           -------
                                                           $19,806
                                                           =======

As of September 30, 1998, the Company has outstanding commitments to fund approximately $97.7 million under 19 loan agreements, of which $2.1 million is reimbursable by ACFI. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

During the period from May 12, 1998 (inception of operations) through September 30, 1998, the Company, either directly or through its unconsolidated subsidiary, acquired six commercial mortgage-backed securities at an aggregate purchase price of $37.9 million.

5.    FINANCING FACILITIES

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million Interim Warehouse and Security Agreement (the "Warehouse Line") with Prudential Securities Credit Corporation ("PSCC"). Borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. Borrowings under the Warehouse Line bear interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum depending upon the type of asset, its loan-to-value ratio and the advance rate selected by the Company. Advance rates on eligible assets range from 50% to 95% depending upon the asset's characteristics. Borrowings under the facility are secured by a first lien security interest on all assets funded with proceeds from the Warehouse Line. The Warehouse Line contains several covenants; among others, the more significant covenants include the maintenance of a minimum consolidated tangible net worth, maintenance of a minimum coverage ratio, and a limitation on total indebtedness. The Warehouse Line matures on July 1, 2000. At September 30, 1998, there had been no borrowings under the Warehouse Line.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by a first lien security interest on all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At September 30, 1998, $5,123,000 had been borrowed under the Repurchase Agreement; these borrowings were fully repaid on October 23, 1998 with proceeds from the Warehouse Line. The weighted average interest rate at September 30, 1998 was 6.47%.

Under the terms of the Warehouse Line and the Repurchase Agreement, PSCC and PBI, respectively, retain the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets may require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide such additional collateral or fund margin calls.

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

On May 12, 1998, the Company granted to the Manager and certain other members of the AMRESCO Group non-qualified options to purchase 1,000,011 and 141,500 common shares, respectively. Seventy percent of the Manager's options and those options awarded to the other members of the AMRESCO Group are exercisable at $15.00 per share (the IPO price); the remaining thirty percent of the Manager's options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002. The Company accounts for these options under SFAS No. 123, "Accounting for Stock-Based Compensation"; accordingly, compensation cost, which was measured at the grant date based upon the estimated fair value of the share options granted, is being recognized over the four-year vesting period. The fair value of the options granted was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rates ranging from 5.43% to 5.71%; expected lives ranging from one to ten years; expected volatility of 25%; and dividend yield of 8%. As of September 30, 1998, 17,000 options had been forfeited by other members of the AMRESCO Group. During the three months ended September 30, 1998, management fees and general and administrative expenses included compensatory option charges totaling $141,000 and $27,000, respectively. During the period from May 12, 1998 (inception of operations) through September 30, 1998, management fees and general and administrative expenses included compensatory option charges totaling $211,000 and $41,000, respectively.

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

8.    EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, is as follows (in thousands, except per share data):

                                                                                             Period from
                                                                        Three Months       February 2, 1998
                                                                           Ended               through
                                                                      September 30, 1998  September 30, 1998
                                                                       ---------------     ---------------
               Net income available to common shareholders             $         1,272     $         2,029
                                                                       ===============     ===============
               Weighted average common shares outstanding                       10,000               5,892
                                                                       ===============     ===============

               Basic earnings per common share                         $          0.12     $          0.34
                                                                       ===============     ===============

               Weighted average common shares outstanding                       10,000               5,892
               Effect of dilutive securities:
                   Restricted shares                                                 6                   4
                   Net effect of assumed exercise of stock options                  --                  --
                                                                       ===============     ===============
               Adjusted weighted average shares outstanding                     10,006               5,896
                                                                       ===============     ===============

               Diluted earnings per common share                       $          0.12     $          0.34
                                                                       ===============     ===============

Options to purchase 1,176,508 shares of common stock at $15.00 per share and 300,003 shares of common stock at $18.75 per share were outstanding during the period from May 12, 1998 (inception of operations) through September 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares. The options, which expire on May 12, 2008, were still outstanding as of September 30, 1998.

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through September 30, 1998, the Company's basic and diluted earnings were $0.20 per common share.

9.    COMPREHENSIVE INCOME

At its inception, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. During the three months ended September 30, 1998, total nonowner changes in equity aggregated $(3,029,000) and were comprised of net income of $1,272,000 and an unrealized loss on securities available for sale of $4,301,000. For the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, total nonowner changes in equity aggregated $(2,272,000) and were comprised of net income and an unrealized loss on securities available for sale of $2,029,000 and $4,301,000, respectively. The unrealized loss on securities available for sale had no impact on the Company's taxable income or cash flow.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company expects to adopt the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of September 30, 1998, no such instruments were being utilized by the Company.

11.   SUBSEQUENT EVENTS

On October 1, 1998, the Company originated a $566,000 first lien loan secured by a certain tract of land in Richardson, Texas; the initial advance under this loan totaled approximately $300,000. The Company also committed to provide additional first lien financing of $14,363,000 to the borrower. If the borrower exercises its option to utilize this financing, the proceeds therefrom will be used for the construction of an office building on such land. The existing loan is due and payable on January 1, 1999; however, if the borrower elects to exercise its option on the additional financing, it may also elect to extend the term of the land loan.

On October 22, 1998, the Company declared a dividend of $0.24 per share; the dividend is payable on November 16, 1998 to shareholders of record on October 31, 1998.

During the three months ended September 30, 1998, the Company entered into a partnership that will ultimately acquire interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. On October 23, 1998, the partnership acquired an interest in the first of these five centers, an 82,730 square foot facility in Arlington, Texas. In connection with this acquisition, the Company contributed $3.4 million of capital to the partnership. The acquisitions of the remaining four centers, which are subject to certain closing conditions, will require an additional equity investment of approximately $13.5 million. The Company anticipates that the remaining four centers will be acquired during the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AMRESCO Capital Trust (the "Company") is a real estate investment trust ("REIT") which was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, construction loans, rehabilitation loans and bridge loans), mortgage-backed securities, commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. Subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group").

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a member of the AMRESCO Group (the "Private Placement"). At September 30, 1998, the $139.7 million of net proceeds received from the issuance of its common shares had been fully invested in structured finance arrangements and commercial mortgage-backed securities. The Company is currently evaluating a variety of potential investments. Given the recent dislocation in the capital markets, as discussed further in the Liquidity and Capital Resources section below, the Company is also evaluating a number of alternative financing sources.

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

RESULTS OF OPERATIONS

The Company commenced operations on May 12, 1998. Net income for the three months ended September 30, 1998 and the period from May 12, 1998 through September 30, 1998 was $1,272,000 and $2,029,000, respectively, or $0.12 and
$0.20 per common share, respectively. The Company had no income during the period from February 2, 1998 (date of initial capitalization) through May 11, 1998. The Company's primary sources of revenue for the three months ended September 30, 1998 and the period from May 12, 1998 through September 30, 1998, totaling $2,992,000 and $4,253,000, respectively, were as follows:

o $1,188,000 and $1,328,000 of interest income, respectively, on mortgage loans; the loans earn interest at accrual rates ranging from 10.5% to 22% per annum

o $827,000 and $1,734,000 of other interest income, respectively, generated primarily from the temporary investment of proceeds from the IPO and Private Placement

o $560,000 and $597,000, respectively, from investments in commercial mortgage-backed securities

o $326,000 and $486,000, respectively, from equity in the earnings of its unconsolidated subsidiary and mortgage loans accounted for as joint venture investments (for a discussion of loans accounted for as joint venture investments, see the notes to the consolidated financial statements included in Item 1 above).

Revenue increased as funds from the IPO were more fully invested in real estate related assets.

The Company incurred expenses of $1,720,000 and $2,224,000 for the three months ended September 30, 1998 and the period from May 12, 1998 through September 30, 1998, respectively, consisting primarily of the following:

o $439,000 and $632,000, respectively, of management fees, including $298,000 and $421,000, respectively, of base management fees payable to the Manager pursuant to the Management Agreement and $141,000 and $211,000, respectively, of expense associated with compensatory options granted to the Manager. No incentive fees were incurred during either of these periods.

o $755,000 and $953,000, respectively, of general and administrative costs, including approximately $400,000 and $400,000, respectively, of due diligence costs associated with an abandoned transaction, $126,000 and $201,000, respectively, for professional services, $58,000 and $104,000, respectively, for directors and officers' insurance, $80,000 and $96,000, respectively, of reimbursable costs pursuant to the Management Agreement, $27,000 and $41,000, respectively, related to compensatory options granted to certain members of the AMRESCO Group and $0 and $13,000, respectively, of organizational expenses.

o $501,000 and $611,000, respectively, of loan loss reserves. No loan losses were incurred by the Company during the period.

The Company's policy is to distribute at least 95% of its REIT taxable income to shareholders each year. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve (for a discussion of ADC arrangements, see the notes to the consolidated financial statements included in Item 1 above). As a result, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. To date, the following dividends have been declared:

                                                                                                   Dividend per
                                          Declaration          Record             Payable             Common
                                             Date               Date                Date              Share
                                       ------------------ ------------------ -------------------- ----------------
           Period from May 12, 1998
             through June 30, 1998     July 23, 1998      July 31, 1998      August 17, 1998           $0.10

           Third Quarter               October 22, 1998   October 31, 1998   November 16, 1998         $0.24

For federal income tax purposes, all dividends declared to date should be treated as ordinary income to the Company's shareholders. The Company expects to declare its fourth quarter dividend on December 15, 1998; it is anticipated that this dividend will be payable on January 27, 1999 to shareholders of record on December 31, 1998.

During the three months ended September 30, 1998, the Company added 12 loans, representing $87.9 million in aggregate commitments, to its portfolio; four of these loans were originated by the Company while eight of the loans were acquired from AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group. As of September 30, 1998, the Company's structured finance portfolio was comprised of 19 commercial mortgage loans aggregating $208.8 million in commitments; $111.1 million had been advanced under these facilities at September 30, 1998. After giving effect to ACFI's economic interest (as further described below), commitments and amounts outstanding totaled $202.3 million and $106.8 million, respectively, at September 30, 1998.

The eight loans were acquired from ACFI on September 30, 1998 pursuant to two separate agreements. The first agreement provided for the purchase of three loans at an aggregate cash purchase price of $11,314,000, including accrued interest of $137,000. The second agreement provided for the purchase of five loans at an aggregate cash purchase price of $22,978,000, including accrued interest of $675,000. Immediately following the purchase of the five loans, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from the five loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as is outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. The sales price was comprised of $4,345,000 which had the effect of reducing the Company's net investment in such loans; the balance of the sales price, or $675,000, equated to the amount of interest which was accrued under the five loan agreements as of September
30, 1998. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which are required to be made under the five loan agreements. At September 30, 1998, ACFI's contingent obligation for these additional advances approximated $2,116,000.

Based upon the amounts committed under these facilities and after giving effect to the contractual right sold to ACFI, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 11.0% and a weighted average interest accrual rate of 12.3% as of September 30, 1998. Except for the loans purchased from ACFI on September 30, 1998, the borrowers paid a commitment fee to the Company that is in addition to interest payments due under the terms of the loan agreements. Commitment fees are deferred and recognized over the life of the loan as an adjustment of yield or, in those cases where loan investments are classified as either real estate or joint ventures, such fees are deferred and recognized upon the disposition of the investment. Eight of the nineteen loans provide for profit participation above the contractual accrual rate; four of these eight facilities are included in the pool of loans in which ACFI has a contractual right to collect certain excess proceeds, as described above. The Company's loan investments are summarized as follows (dollars in thousands):

                                                                                       Amount
                                                                                   Outstanding at                 Interest
    Date of Initial                              Collateral        Commitment      September 30,      Interest     Accrual
       Investment              Location           Position          Amount              1998          Pay Rate      Rate
------------------------- -------------------- --------------- ------------------ ----------------- ------------ ------------
May 12, 1998              Columbus, OH         Second Lien              $7,000            $5,839        15.0%        15.0%
May 12, 1998              Richardson, TX       Second Lien              14,700             3,816        10.0%        12.0%
June 1, 1998              Houston, TX          First Lien               11,800             9,857        12.0%        12.0%
June 12, 1998             Pearland, TX         First Lien               12,827             2,185        10.0%        11.5%
June 17, 1998             San Diego, CA        First Lien                5,560             3,991        10.0%        13.5%
June 19, 1998             Houston, TX          First Lien               24,000             3,725        12.0%        12.0%
June 22, 1998             Wayland, MA          First Lien               45,000            17,132        10.5%        10.5%
July 1, 1998              Dallas, TX           Ptrshp Interests         10,068             6,283        10.0%        15.0%
July 2, 1998              Washington, D.C.     First Lien                7,000             5,351        10.5%        10.5%
July 10, 1998             Pasadena, TX         First Lien                3,350             2,038        10.0%        14.0%
September 1, 1998         Los Angeles, CA      First Lien               18,419            17,413        10.0%        12.0%
September 30, 1998        Richardson, TX       First Lien               13,001             7,674        10.0%        14.0%
September 30, 1998        San Antonio, TX      First Lien                3,266             1,554        22.0%        22.0%
September 30, 1998        San Antonio, TX      First Lien                8,400             1,949        10.0%        14.0%
September 30, 1998        Galveston, TX        First Lien                3,664             3,664        10.0%        15.0%
September 30, 1998        Ft. Worth, TX        Ptrshp Interests          2,650             2,587        10.5%        16.0%
September 30, 1998        Austin, TX           First Lien                6,325             6,247        10.0%        16.0%
September 30, 1998        Dallas, TX           First Lien                3,015             2,364        10.0%        13.0%
September 30, 1998        Norwood, MA          First Lien                8,765             7,441        10.0%        12.5%
                                                                      --------          --------

                                                                       208,810           111,110
ACFI's Economic Interest                                                (6,461)           (4,345)
                                                                      --------          --------

                                                                      $202,349          $106,765
                                                                      ========          ========

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes. As of September 30, 1998, loan investments representing approximately $72,456,000 in aggregate commitments are accounted for as either real estate or joint venture interests; approximately $29,697,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the notes to the consolidated financial statements in Item 1 above.

At September 30, 1998, the Company's commercial mortgage loan commitments were concentrated in four states and the District of Columbia: Texas (56%); Massachusetts (26%); California (12%); Ohio (3%); and Washington, D.C. (3%). The underlying collateral for these loans was comprised of the following property types: office (63%); mixed use (13%); multifamily (11%); residential (6%); industrial (3%); R&D/Bio-Tech (3%); and medical office (1%). Construction loans, acquisition/rehabilitation loans, acquisition loans, single-family lot development loans and bridge loans comprised 33%, 31%, 27%, 6% and 3% of the portfolio, respectively. Eighty-three percent of the portfolio is comprised of first lien loans while the balance of the portfolio (17%) is secured by second liens and/or partnership interests. The percentages reflected above are based upon committed loan amounts and give effect to ACFI's economic interest.

Until the investment portfolio becomes larger, geographic and product type concentrations are expected. The Company expects to see more diversification both geographically and by product type as the loan portfolio grows. Geographic and product type concentrations present additional risks, particularly if there is a deterioration in the general condition of the real estate market or in the sub-market in which the loan collateral is located, or if demand for a particular product type does not meet expectations due to adverse market conditions that are different from those projected by the Company. In an effort to reduce concentration risks, the Company is targeting transactions which will more broadly diversify its investment portfolio.

During the three months ended September 30, 1998, the Company acquired three commercial mortgage-backed securities at an aggregate purchase price of $22.6 million. As of September 30, 1998, the Company, either directly or through its unconsolidated subsidiary, holds six commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $37.9 million. Due to the significant widening of spreads in the CMBS market, the Company recorded an unrealized loss of $4.3 million on its CMBS portfolio as of September 30, 1998. As these securities are classified as available for sale, the unrealized loss was reported as a separate component of shareholders' equity for financial reporting purposes. The unrealized loss had no impact on the Company's taxable income or cash flow. Management intends to retain these investments for the foreseeable future. As of September 30, 1998, CMBS investments comprised 15% of the Company's aggregate commitments. Excluding the potential tax effects associated with one of the securities held by the Company's unconsolidated subsidiary, the weighted average unleveraged yield over the expected life of these investments is expected to approximate 11.6%. Including the security held by its unconsolidated subsidiary, the Company's CMBS investments are summarized as follows (dollars in thousands):

                                                                    Percentage of
                                 Aggregate          Aggregate        Total Based
                 Rating        Amortized Cost      Fair Value       on Fair Value
           ------------------ ----------------- ------------------ ----------------
            Double BB-                $4,219             $4,002             12%
            Single B                  19,454             17,253             50%
            Single B-                 14,716             12,833             38%
                                     -------            -------            ---
                                     $38,389            $34,088            100%
                                     =======            =======            ===

The Company's estimated returns on its CMBS investments are based upon a number of assumptions that are subject to certain business and economic risks and uncertainties including, but not limited to, the timing and magnitude of prepayments and credit losses on the underlying mortgage loans that may result from general and/or localized real estate market factors. These risks and uncertainties are in many ways similar to those affecting the Company's commercial mortgage loans. These risks and uncertainties may cause the actual yields to differ materially from expected yields.

During the three months ended September 30, 1998, the Company entered into a partnership that will ultimately acquire interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. On October 23, 1998, the partnership acquired an interest in the first of these five centers, an 82,730 square foot facility in Arlington, Texas. In connection with this acquisition, the Company contributed $3.4 million of capital to the partnership. The acquisitions of the remaining four centers, which are subject to certain closing conditions, will require an additional equity investment of approximately $13.5 million. The Company anticipates that the remaining four centers will be acquired during the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to execute its business strategy, particularly the growth of its investment and loan portfolio, depends to a significant degree on its ability to obtain additional capital. The Company's principal demands for liquidity are cash for operations, including funds for its lending activities and other investments, interest expense associated with its indebtedness, debt repayments and distributions to its shareholders. In the near term, the Company's principal sources of liquidity are the funds available under the Warehouse Line and Repurchase Agreement described below.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million warehouse facility (the "Warehouse Line") with Prudential Securities Credit Corporation ("PSCC"). Subject to PSCC's approval on an asset by asset basis, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. Borrowings under the Warehouse Line bear interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum and are secured by a first lien security interest in all assets funded with proceeds from the Warehouse Line. The Warehouse Line matures on July 1, 2000. At September 30, 1998, there had been no borrowings under the Warehouse Line.

The Company (and certain of its subsidiaries) also entered into a $100 million repurchase agreement (the "Repurchase Agreement") with PSCC effective as of July 1, 1998; subsequently, PSCC was replaced by Prudential-Bache International, Ltd., an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. The Repurchase Agreement matures on June 30, 2000. At September 30, 1998, approximately $5.1 million had been borrowed under the Repurchase Agreement; these borrowings were fully repaid on October 23, 1998 with proceeds from the Warehouse Line, thereby eliminating the potential for collateral margin calls. The weighted average interest rate at September 30, 1998 was 6.47%.

The Company believes that the funds available under its Warehouse Line and Repurchase Agreement will be sufficient to meet the Company's liquidity and committed capital requirements into 1999. To fund future growth, the Company will need to raise additional funds for operations through future public or private equity and debt offerings and/or by leveraging its investments, primarily through additional secured and unsecured financings, and other borrowing arrangements.

The capital market fluctuations that occurred during the third quarter of 1998 have, at least in the near term, potentially diminished the Company's access to additional capital and have restricted its ability to expand its asset base. These capital market fluctuations began in Russia and Asia and grew to include a global investor flight to low risk investments. During the quarter, spreads on high yield and mortgage-backed bonds widened significantly resulting in a marked decline in the market value of CMBS and a general lessening of liquidity for the lower rated classes of CMBS. Substantial margin calls related to certain hedge positions were brought on by steep declines in U.S. Treasury rates. The combination of spread widening and hedge losses created severe liquidity problems for some companies, including many companies within the mortgage REIT sector. As of September 30, 1998, no hedging instruments were being utilized by the Company.

Management currently believes that the dislocation in the capital markets will not extend long-term; however, its duration is impossible to predict at this time. In the near term, the Company will be constrained from accessing the public equity markets. In addition, new issues of long-term public unsecured debt will be difficult to obtain and, in any event, will likely not be available to the Company at a reasonable cost. Additional secured debt beyond the Company's existing Warehouse Line will also be difficult to obtain and may not be offered at a reasonable cost. Aside from limiting the Company's access to additional capital in the near term, the Company has been relatively insulated from the effects of the dislocation in the capital markets. While the Company's portfolio of CMBS has declined in value, the Company invested in these bonds for the long term yields that they are expected to produce. Management believes that the current market dislocation presents significant investment opportunities for selective acquisitions of CMBS and that the fundamental value of the real estate mortgages underlying these bonds has been largely unaffected at this time, although general economic conditions could adversely impact real estate values in the future.

As a result of these trends, PSCC has indicated to the Company that it will be much more restrictive in the application of its approval rights under the Warehouse Line with respect to financing for new investments sought by the Company. While the Company believes that sufficient availability under the Warehouse Line and Repurchase Agreement exist to meet all of the Company's existing commitments, potential restrictions on financing for new investments will limit future growth.

As a result of these uncertainties, the Company's assets will grow more slowly than was originally forecast for 1999. However, in view of the uncertainties in the capital markets, management believes that it is more prudent to maintain low leverage and greater liquidity. Therefore, it is unlikely that the Company will add additional assets if such addition were to result in a debt to equity ratio exceeding 2 to 1. As of September 30, 1998, the Company's debt to equity ratio was 0.04 to 1. The Company also intends to closely monitor any financing that may be placed on the Company's existing CMBS portfolio in an effort to minimize the risk of margin calls.

Despite the uncertainties in the public debt and equity markets, management believes that there are other potential sources of capital available to entities like the Company. Management is actively exploring the availability of capital from these other sources and the costs associated therewith. However, there can be no assurances that such capital will become available at a reasonable cost.

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

YEAR 2000 ISSUE

General

Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date fields that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999; for example, computer software that has date sensitive programming using a two-digit format may recognize a date using "00" as the year 1900 rather than the year 2000. This inability to properly process dates is commonly referred to as the "Year 2000 issue," the "Year 2000 problem" or "Millennium Bug." Such errors could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities, which, in turn, could lead to disruptions in the Company's operations or performance.

All of the Company's information technology infrastructure is provided by the Manager, and the Manager's systems are supplied by AMRESCO, INC. The Company's assessments of the cost and timeliness of completion of Year 2000 modifications set forth below are based on representations made to the Company and the best estimates of the individuals within or engaged by AMRESCO, INC. charged with handling the Year 2000 issue, which estimates were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain internal and external resources and third party readiness plans. Furthermore, as the AMRESCO, INC. Year 2000 initiative (described below) progresses, AMRESCO, INC., the Manager and the Company continue to revise estimates of the likely problems and costs associated with the Year 2000 issue and to adapt contingency plans. However, there can be no assurance that any estimate or assumption will prove to be accurate.

The AMRESCO, INC. Year 2000 Initiative

AMRESCO, INC. is conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems, including those upon which the Company depends. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 issue. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; cash management systems; loan servicing systems; and decision support systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the business-critical IT systems of AMRESCO, INC. with the assistance of a consulting firm that specializes in Year 2000 readiness. Based upon a review of the completed and planned stages of the initiative, and the testing done to date, AMRESCO, INC. does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company has received a written representation from AMRESCO, INC. that AMRESCO, INC. expects that Year 2000 readiness will be achieved by December 1998 with respect to virtually all its internal business-critical systems used in connection with the operations of the Manager or the Company.

In addition to the internal IT systems and non-IT systems of AMRESCO, INC., the Company may be at risk from Year 2000 failures caused by or occurring to third parties. These third parties can be classified into two groups. The first group includes borrowers, significant business partners, lenders, vendors and other service providers with whom the Company, the Manager or AMRESCO, INC. has a direct contractual relationship. The second group, while encompassing certain members of the first group, is comprised of third parties providing services or functions to large segments of society, both domestically and internationally, such as airlines, utilities and national stock exchanges.

As is the case with most other companies, the actions the Company, the Manager and AMRESCO, INC. can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, AMRESCO, INC. is in the process of communicating with those companies that have significant business relationships with AMRESCO, INC., the Manager or the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which AMRESCO, INC., the Manager or the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, AMRESCO, INC. is seeking to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom AMRESCO, INC., the Manager or the Company has material contracts. Responses from all third parties having material contracts with AMRESCO, INC., the Manager or the Company have not been received. In addition to contacting these third parties, where there are direct interfaces between the systems of AMRESCO, INC. and the systems of these third parties in the first group, AMRESCO, INC. plans to conduct testing in the second quarter of 1999 in conformance with the guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that AMRESCO, INC., the Manager or the Company will be materially affected by any third party Year 2000 readiness issues.

For all business-critical systems interfaces, readiness is scheduled to be achieved by December 31, 1998. Significant third party service providers that have not completed their Year 2000 initiative by March 31, 1999 are scheduled to be replaced with comparable firms that are believed to be compliant. AMRESCO, INC. anticipates that this portion of its Year 2000 initiative will be completed within the scheduled time periods.

There can be no assurance that the systems of AMRESCO, INC. or those of third parties will be timely converted. Furthermore, there can be no assurance that a failure to convert by another company, or a conversion that is not compatible with the systems of AMRESCO, INC. or those of other companies on which the systems of AMRESCO, INC. rely, would not have a material adverse effect on the Company.

Under the terms of the Company's Management Agreement with the Manager, all of the costs associated with addressing the Company's Year 2000 issue are to be borne by the Manager. Therefore, the Company does not anticipate that it will incur material expenditures in connection with any modifications necessary to achieve Year 2000 readiness.

Potential Risks

In addition to the internal systems of AMRESCO, INC. and the systems and embedded technology of third parties with whom AMRESCO, INC., the Manager and the Company do business, there is a general uncertainty regarding the overall success of global remediation efforts relating to the Year 2000 issue, including those efforts of providers of services to large segments of society, as described above in the second group. Due to the interrelationships on a global scale that may be impacted by the Year 2000 issue, there could be short-term disruptions in the capital or real estate markets or longer-term disruptions that would affect the overall economy.

Due to the general uncertainty with respect to how this issue will affect businesses and governments, it is not possible to list all potential problems or risks associated with the Year 2000 issue. However, some examples of problems or risks to the Company that could result from the failure by third parties to adequately deal with the Year 2000 issue include:

o in the case of lenders, the potential for liquidity stress due to disruptions in funding flows;

o in the case of exchanges and clearing agents, the potential for funding disruptions and settlement failures;


o in the case of counter parties, accounting and financial difficulties to those parties that may expose the Company to increased credit risk; and

o in the case of vendors or providers, service failures or interruptions, such as failures of power, telecommunications and the embedded technology in building systems (such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access).

With respect to the Company's loan portfolios, risks due to the potential failure of third parties to be ready to deal with the Year 2000 issue include:

o potential borrower defaults resulting from increased expenses or legal claims related to failures of embedded technology in building systems, such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access;

o potential reductions in collateral value due to failure of one or more of the building systems;

o interruptions in cash flow due to borrowers being unable to obtain timely lease payments from tenants or incomplete or inaccurate accounting of rents;

o potential borrower defaults resulting from computer failures of retail systems of major tenants in retail commercial real estate properties such as shopping malls and strip shopping centers;

o construction delays resulting from contractors' failure to be Year 2000 ready and increased costs of construction associated with upgrading building systems to be Year 2000 compliant; and

o delays in reaching projected occupancy levels due to construction delays, interruptions in service or other market factors.

These risks are also applicable to the Company's portfolio of CMBS as these securities are dependent upon the pool of mortgage loans underlying them. If the investors in these types of securities demand higher returns in recognition of these potential risks, the market value of any CMBS portfolio of the Company also could be adversely affected.

Additionally, the Company has made an equity investment in a partnership that will ultimately own interests in five to-be-built grocery-anchored shopping centers. These operations will be subject to many of the risks set forth above. As construction plans are developed and construction progresses, the Company will review the measures taken by the developer and general contractor to make all of the building systems Year 2000 ready. However, there can be no guarantee that all building systems will be Year 2000 ready upon completion of construction.

The Company believes that the risks most likely to affect the Company adversely relate to the failure of third parties, including its borrowers and sources of capital, to achieve Year 2000 readiness. If its borrowers' systems fail, the result could be a delay in making payments to the Company or the complete business failure of such borrowers. The failure, although believed to be unlikely, of the Company's sources of capital to achieve Year 2000 readiness could result in the Company being unable to obtain the funds necessary to continue its normal business operations.

Some of the risks associated with the Year 2000 issue may be mitigated through insurance maintained or purchased by the Company, its affiliates, its business partners, borrowers and vendors. However, the scope of insurance coverage in addressing these potential issues under existing policies has yet to be tested, and the economic impact on the solvency of the insurers has not been explored. Therefore, no assurance can be given that insurance coverage will be available or, if it is available, that it will be available on a cost-effective basis or that it will cover all or a significant portion of any potential loss.

Business Continuity/Disaster Recovery Plan

AMRESCO, INC. currently has a business continuity/disaster recovery plan that includes business resumption processes that do not rely on computer systems and the maintenance of hard copy files, where appropriate. The business continuity/disaster recovery plan is monitored and updated as potential Year 2000 readiness issues of AMRESCO, INC. and third parties are specifically identified. Due to the inability to predict all of the potential problems that may arise in connection with the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plan.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that forward-looking statements be subject to such Act and any similar state or federal laws. Forward-looking statements, which are based on various assumptions include statements regarding the intent, belief or current expectations of the Company, its Manager, and their respective Trustees or directors and officers, and may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan," or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments, changes in prevailing interest rates, credit and prepayment risks, basis and asset/liability risks, spread risk, event risk, conditions which may affect public securities and debt markets generally or the markets in which the Company operates, the Year 2000 issue, the availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, the size and liquidity of the secondary market for commercial mortgage-backed securities, geographic or product type concentrations of assets (temporary or otherwise), other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, changes in federal income tax laws and regulations, and other risks described from time to time in the Company's SEC reports and filings, including its registration statement on Form S-11 and periodic reports on Form 10-Q, Form 8-K and Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALE OF SECURITIES

The Company was initially capitalized through the sale of 100 of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), to AMRESCO on February 2, 1998 for $1,000. On February 11, 1998, AMRESCO contributed additional capital of $25,000 to the Company; no additional shares were issued to AMRESCO in connection with this contribution. On May 12, 1998, concurrent with the completion of its IPO of 9,000,000 Common Shares, the Company sold 1,000,011 Common Shares to Holdings, a member of the AMRESCO Group, at the IPO price of $15.00 per share, or $15,000,165 in aggregate cash consideration, pursuant to the Private Placement. The Common Shares sold in the Private Placement and those sold in connection with the Company's initial capitalization were sold without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) thereof.

USE OF PROCEEDS

The Company's Registration Statement (File No. 333-45543) registering the 9,000,000 Common Shares sold in the IPO was declared effective by the Securities and Exchange Commission on May 6, 1998. The IPO commenced on May 6, 1998 and closed on May 12, 1998, with the sale of all of the Company's registered shares at the offering price of $15.00 per share, or $135,000,000 in aggregate gross proceeds. Prudential Securities Incorporated, Credit Suisse First Boston, ABN AMRO Incorporated, J.C. Bradford & Co., NationsBanc Montgomery Securities LLC and Piper Jaffray Inc. served as the principal underwriters for the public offering. When combined with the aggregate proceeds received from the unregistered sale of securities to AMRESCO and Holdings totaling $26,000 and $15,000,165, respectively, the Company's aggregate gross proceeds from the sales of its Common Shares totaled $150,026,165. From the effective date of the Registration Statement through September 30, 1998, the Company incurred the following expenses in connection with the IPO and other sales of securities:

              Underwriting discounts and commissions                             $ 7,969,000
              Finders' fees                                                               --
              Expenses paid to or for underwriters (advisory fee)                  1,012,000
              Other expenses                                                       1,328,000
                                                                                 -----------
              Total expenses                                                     $10,309,000
                                                                                 ===========

After deducting these expenses, net proceeds to the Company totaled approximately $139,717,000 (inclusive of the 100 shares sold to AMRESCO and the 1,000,011 shares sold to Holdings for aggregate consideration of $15,026,165). As of September 30, 1998, the Company had fully invested these proceeds. From the effective date of the Registration Statement through September 30, 1998, the Company made investments as follows:

               Acquisition of mortgage loans                                     $ 25,807,000
               Investments in mortgage loans                                       55,607,000
               Purchase of CMBS                                                    34,480,000
               Investments in real estate                                          17,219,000
               Investments  in  unconsolidated  subsidiary and other
                 real estate ventures                                              15,286,000
                                                                                 ------------
                                                                                 $148,399,000
                                                                                 ============

All such payments relating to these investments were direct or indirect payments to others, except for $6,290,000 which was paid to AMRESCO Funding Corporation ("AFC") and $34,292,000 which was paid to AMRESCO Commercial Finance, Inc. ("ACFI") for the acquisition of two and eight loans, respectively. The two loans acquired from AFC on May 12, 1998 are more fully described in the Company's Registration Statement (such loans being referred to therein as "Loan One" and "Loan Four", respectively). The eight loans acquired from ACFI on September 30, 1998 are more fully described in the Company's Current Report on Form 8-K dated September 30, 1998 (such loans being referred to therein as "Package 1" and "Package 2", respectively).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits and Exhibit Index

           Exhibit No.

           2.1 Sale and Assignment Agreement by and between AMRESCO Commercial Finance, Inc. and AMREIT I, Inc. dated effective as of September 30, 1998 relating to three loans (filed as Exhibit
                 2.1 to the Registrant's Current Report on Form 8-K dated September 30, 1998, which exhibit is incorporated herein by reference).

           2.2 Sale and Assignment Agreement by and between AMRESCO Commercial Finance, Inc. and AMREIT I, Inc. dated effective as of September 30, 1998 relating to five loans (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated September 30, 1998, which exhibit is incorporated herein by reference).

           2.3 Economics Equivalents and Funding Agreement by and between AMRESCO Commercial Finance, Inc. and AMREIT I, Inc. dated effective as of September 30, 1998 (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated September 30, 1998, which exhibit is incorporated herein by reference).

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

           10.1 Interim Warehouse and Security Agreement dated as of July 1, 1998 by and among Prudential Securities Credit Corporation and AMRESCO Capital Trust, AMREIT I, Inc. and AMREIT II, Inc.

           10.2 Master Repurchase Agreement dated as of July 1, 1998 between Prudential-Bache International, Ltd. and AMRESCO Capital Trust, AMREIT CMBS I, Inc., AMREIT RMBS I, Inc. and AMREIT II, Inc.

           11    Computation of Per Share Earnings.

           27    Financial Data Schedule.


     (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

           (i) Form 8-K dated June 19, 1998 and filed with the Commission on July 6, 1998, reporting (a) the origination of a $24,000,000 nonrecourse construction loan and the origination of a $45,000,000 nonrecourse acquisition and construction loan under
                 Item 2 of such form and (b) the origination of three other loans under Item 5 of such form.

           (ii) Form 8-K/A filed with the Commission on August 3, 1998, amending Form 8-K dated May 12, 1998, reporting the acquisition of a $7,000,000 nonrecourse loan and a $14,700,000 nonrecourse loan under Item 2 of such form.

           (iii) Form 8-K dated September 30, 1998 and filed with the Commission on October 15, 1998, reporting (a) under Item 2 of such form, the acquisition from an affiliate of the Registrant of (i) a package of loans for a purchase price of approximately $11,313,916 and (ii) another package of loans for a purchase price of approximately $ 22,978,251 and (b) under Item 5 of such form, the origination of four other loans.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMRESCO CAPITAL TRUST
                                        Registrant


Date:  November 13, 1998                By: /s/Thomas J. Andrus
                                            ------------------------------
                                            Thomas J. Andrus
                                            Executive Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
          NO.    DESCRIPTION
        -------  -----------
           2.1   Sale and Assignment Agreement by and between AMRESCO Commercial
                 Finance, Inc. and AMREIT I, Inc. dated effective as of
                 September 30, 1998 relating to three loans (filed as Exhibit
                 2.1 to the Registrant's Current Report on Form 8-K dated
                 September 30, 1998, which exhibit is incorporated herein by reference).

           2.2   Sale and Assignment Agreement by and between AMRESCO Commercial
                 Finance, Inc. and AMREIT I, Inc. dated effective as of September 30, 1998 relating to five loans (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated September
                 30, 1998, which exhibit is incorporated herein by reference).

           2.3   Economics Equivalents and Funding Agreement by and between
                 AMRESCO Commercial Finance, Inc. and AMREIT I, Inc. dated effective as of September 30, 1998 (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated September 30,
                 1998, which exhibit is incorporated herein by reference).

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

           10.1  Interim Warehouse and Security Agreement dated as of July 1,
                 1998 by and among Prudential Securities Credit Corporation and
                 AMRESCO Capital Trust, AMREIT I, Inc. and AMREIT II, Inc.

           10.2  Master Repurchase Agreement dated as of July 1, 1998 between
                 Prudential-Bache International, Ltd. and AMRESCO Capital
                 Trust, AMREIT CMBS I, Inc., AMREIT RMBS I, Inc. and AMREIT II,
                 Inc.

           11    Computation of Per Share Earnings.

           27    Financial Data Schedule.