Form 10-K405
period 1998-12-31
AMRESCO CAPITAL TRUST
filed 1999-03-24
CIK 1054337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
         (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

        COMMON SHARES OF BENEFICIAL INTEREST, $0.01 PAR VALUE PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, 10,006,111 shares of the registrant's common stock, par value $.01 per share, were outstanding. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the closing price of $9.00 per share on March 1, 1999 as reported on The Nasdaq Stock Market(R)) was approximately $75.0 million. Shares of common stock held by each executive officer and trust manager have been excluded in that such persons may be deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed for the Annual Meeting of Shareholders to be held on May 11, 1999 are incorporated by reference in Part III of this report.

                             AMRESCO CAPITAL TRUST
                                     INDEX


                                                                                             Page No.
                                                                                             --------
PART I

Item 1.    Business ..................................................................           3
Item 2.    Properties ................................................................          11
Item 3.    Legal Proceedings .........................................................          11
Item 4.    Submission of Matters to a Vote of Security Holders .......................          11

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder
              Matters ................................................................          12
Item 6.    Selected Financial Data ...................................................          14
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..................................................          15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ................          25
Item 8.    Financial Statements and Supplementary Data ...............................          28
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ...................................................          28

PART III

Item 10.   Trust Managers and Executive Officers of the Company ......................          28
Item 11.   Executive Compensation ....................................................          28
Item 12.   Security Ownership of Certain Beneficial Owners and Management ............          28
Item 13.   Certain Relationships and Related Transactions ............................          28

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........          29

SIGNATURES ...........................................................................          31

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

AMRESCO Capital Trust (the "Company") was organized on January 6, 1998 as a real estate investment trust under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities ("CMBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized through the sale of 100 of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), to AMRESCO, INC. ("AMRESCO") on February 2, 1998 for $1,000. The Company commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 Common Shares and private placement of 1,000,011 Common Shares (the "Private Placement") at $15.00 per share. The net proceeds from the IPO and the Private Placement, after the underwriters' discount and offering expenses attributable to the IPO, aggregated approximately $139.7 million. Immediately after the closing of the IPO, the Company began originating and acquiring investments. As of September 30, 1998, the Company had fully invested the proceeds from the IPO and the Private Placement and had begun to leverage its investments. At December 31, 1998, the Company had debt outstanding, excluding non-recourse debt on real estate, of $39.3 million.

The Company believes it has operated and it intends to continue to operate in a manner so as to continue to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 95% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements including, among others, those concerning the ownership of its outstanding Common Shares, the nature of its assets and the sources of its income.

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations and investment activities are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO (together with its affiliated entities, the "AMRESCO Group") which was formed in March 1998. For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's average invested non-investment grade assets and 0.5% per annum of the Company's average invested investment grade assets. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. In addition to the fees described above, the Manager is entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 Common Shares; 70% of the options are exercisable at an option price of $15.00 per share (the "IPO Price") and the remaining 30% of the options are exercisable at an option price of $18.75 per share. The options vest ratably over a four-year period commencing on the first anniversary of the date of grant.

AMREIT Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of AMRESCO, currently owns 1,500,011 shares, or approximately 15% of the Company's outstanding common stock. Holdings acquired 1,000,011 shares at the IPO Price pursuant to the Private Placement; the remaining 500,000 shares were acquired through the IPO. AMRESCO owns 100 shares of the Company's outstanding common shares; as described above, these shares were acquired on February 2, 1998 in connection with the initial capitalization of the Company.

Subject to certain limited exceptions, AMRESCO has granted to the Company a right of first refusal with respect to the first $100 million of targeted mortgage loan investments which are identified by or to any member of the AMRESCO Group during any calendar quarter and all mortgage-backed securities (other than mortgage-backed securities issued in securitizations sponsored in whole or in part by any member of the AMRESCO Group). Additionally, the Company has entered into a Correspondent Agreement with Holliday Fenoglio Fowler, L.P. ("HFF"), a member of the AMRESCO Group, pursuant to which HFF presents to the Company (on a non-exclusive basis) investment opportunities identified by HFF which meet the investment criteria and objectives of the Company.

EMPLOYEES

The Company has no employees nor does it maintain a separate office. Instead, the Company relies on the facilities and resources of the Manager and its executive officers, each of whom is employed by AMRESCO. The Company is not a party to any collective bargaining agreements. AMRESCO is a publicly-traded, diversified financial services company specializing in real estate lending, asset management services and commercial finance. AMRESCO is headquartered in Dallas, Texas and has offices located throughout the United States, as well as internationally in Canada, the United Kingdom, Mexico and Japan. AMRESCO, which began operating in 1987, employs approximately 3,700 people.

BUSINESS STRATEGY

The Company's principal business objective is to maximize shareholder value by producing cash flow for distribution to its shareholders through investment in mid- to high-yield real estate related assets which earn an attractive spread over the Company's cost of funds. The Company intends to achieve this objective by making opportunistic investments while maintaining a conservative leverage position. Specifically, the Company's strategy is to:

o Invest in senior mortgage loans, mezzanine loans, CMBS, commercial real estate (either directly or through investments in joint ventures and/or partnerships) and certain other opportunistic investments including, without limitation, foreign real estate and loans to borrowers in foreign countries or secured by foreign real estate (principally in the markets in which the AMRESCO Group conducts business) and distressed loans and/or real estate. The Company invests opportunistically, pursuing those investments which it believes will generate the highest risk-adjusted returns on capital invested, after considering all material relevant factors including, but not limited to, any limitations imposed by the Code as a result of its status as a REIT.

o Take advantage of expertise existing within, and investment and co-investment opportunities arising from the business and operations of, the AMRESCO Group. During 1998, the Company acquired 10 loans from the AMRESCO Group at an aggregate purchase price of $39.7 million.

o Utilize the expertise and resources of HFF to monitor trends and demands in the mortgage loan and real estate markets and to adjust its mortgage loan products in response thereto in order to increase its ability to successfully compete for investments.

o Through the Manager, capitalize upon the market research capabilities of the AMRESCO Group to analyze the Company's investment opportunities and the economic conditions in the Company's proposed geographic markets to assist the Company in selecting investments which satisfy the Company's investment criteria and targeted returns.

o Through the Manager, utilize the expertise of the AMRESCO Group in the underwriting, origination and closing of mortgage loans and in the acquisition, management and servicing of mortgage loans, mortgage loan portfolios and CMBS.

o Borrow against or leverage its investments (through its existing credit facilities and any new sources of debt financing which the Company may be able to secure), to the extent consistent with the Company's leverage policies, in order to increase the size of its portfolio and increase potential returns to the Company's shareholders. Currently, the Company intends to maintain a debt to equity ratio of no more than 2.5 to 1, excluding non-recourse debt on real estate. At December 31, 1998, the Company's debt to equity ratio, excluding non-recourse debt on real estate, was 0.3 to 1. Including non-recourse debt on real estate, the Company's debt to equity ratio was 0.4 to 1 at December 31, 1998.

o Implement various hedging strategies, including, but not limited to, interest rate swaps and interest rate collars, caps or floors (to the extent permitted by the REIT provisions of the Code) to minimize the effects of interest rate fluctuations on its investments and its borrowings if, given the cost of such hedges and the Company's desire not to jeopardize its status as a REIT, the Manager determines that such strategies are in the best interest of the Company's shareholders.

o Manage the credit risk of its assets by (i) extensively underwriting its investments utilizing the processes developed and utilized by the AMRESCO Group, (ii) selectively choosing its investments for origination or acquisition in compliance with the Company's investment policies, (iii) actively monitoring (through the servicing and asset management capabilities of the AMRESCO Group) the credit quality of its assets, and (iv) maintaining appropriate capital levels and allowances for credit losses.

INVESTMENT ACTIVITIES

General

The Manager is authorized in accordance with the terms of the Management Agreement to make the day-to-day investment decisions of the Company based on guidelines in effect and approved from time to time by the Company's Board of Trust Managers. The Trust Managers review all transactions of the Company on a quarterly basis to determine compliance with the guidelines. Due to the typically higher risk nature of its investments, the Manager selectively and extensively underwrites the Company's targeted investments utilizing the expertise, processes and procedures developed by the AMRESCO Group.

The Company operates exclusively as an investor in real estate related assets. Its asset allocation decisions and investment strategies are influenced by changing market factors and conditions. The Company has no policy requiring that any specific percentage of its assets be invested in any particular type or form of real estate investment nor does it limit any particular type or form of real estate investment (other than CMBS) to a specific percentage. CMBS investments, by policy, cannot exceed 40% of the Company's total consolidated assets. From time to time, the percentage of the Company's investments that will be invested in a particular category of real estate assets will vary. Future investment opportunities that may be available to the Company will depend upon many factors including, but not limited to, regional, national and international economic conditions.

To date, the Company's investment activities have been focused in three primary areas: loan investments, CMBS and equity investments in real estate. Each of these investment categories is more fully described below. During the period from May 12, 1998 (inception of operations) through December 31, 1998, revenues derived from each of these categories were as follows (dollars in thousands):

                                                     Amount  % of Total
                                                     ------  ----------
               Loan investments                      $4,834          55%
               Investments in CMBS                    1,563          18
               Equity investments in real estate        181           2
               Other                                  2,167          25
                                                     ------         ---

                                                     $8,745         100%
                                                     ======         ===

Revenues derived from loan investments are included in the Company's consolidated statement of income as follows: interest income on mortgage loans
- $4,278,000; operating income from real estate - $211,000; and equity in earnings of other real estate ventures - $345,000. The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify as either real estate or joint venture investments for financial reporting purposes. Such determination by the Company affects the balance sheet classification of these investments and the recognition of revenues derived therefrom. For a discussion of these loan arrangements as well as operating profit and information regarding the Company's assets, reference is made to the audited consolidated financial statements and notes thereto included in Item 8 of this report. Other is comprised principally of interest income which was derived from the temporary investment of the Company's IPO and Private Placement proceeds prior to their deployment in real estate related investments and, to a lesser extent, of income from its unconsolidated taxable subsidiary.

The Company does not have, nor does it rely upon, any major customers. Consistent with its investments to date, the Company currently expects that a substantial portion of its new investments will be made in the form of senior mortgage loans. To date, the Company has made no investments outside of the United States nor has it made any investments in distressed loans and/or real estate, although it may do so in the future.

Loan Investments

The Company specializes in providing mid- to high-yield senior and mezzanine financing to real estate owners and developers on a participating and non-participating basis. Mezzanine loans, the repayment of which is subordinated to senior mortgage loans, are secured by a second lien mortgage and/or a pledge of the ownership interests of the borrower. Mezzanine loans generally afford a relatively higher yield and entail greater risks than senior mortgage loans. Senior mortgage loans and mezzanine loans comprised 83% and 17%, respectively, of the Company's loan investment portfolio at December 31, 1998 (based on committed amount). The Company's existing mortgage loan commitments range in size from $0.5 million to $45 million; currently, the Manager, on behalf of the Company, is targeting loans ranging in size from $5 million to $20 million.

The Company believes that its relationship with the AMRESCO Group and, in particular, HFF, one of the largest commercial mortgage bankers in the United States in 1998 (based on origination volume), provide the Company with a competitive advantage in sourcing loan and equity investment opportunities. During 1998, HFF sourced 45% of the Company's loan and equity real estate commitments (based on commitment amount). In addition to the product sourcing capabilities of HFF, the Manager relies upon its numerous business relationships, referral business and repeat customers in generating investment opportunities for consideration by the Company.

Loan structures vary as they are usually customized to fit the characteristics and purpose of the loans. Generally, the Company's loans have terms ranging from one to three years. Many of the Company's loans, particularly construction and rehabilitation loans, provide for initial investments followed by subsequent advances as costs are incurred by the borrower. Typically, loans provide for a fixed pay rate and fixed accrual rate of interest and, in some cases, may also provide for profit participation above the contractual accrual rate. The incremental interest earned at the accrual rate is often times not payable by the borrower until maturity of the loan. At December 31, 1998, the Company had 21 loan investments which accrue interest at accrual rates ranging from 10.5% to 16% per annum; four of the 21 loan investments provide the Company with the opportunity for profit participation in excess of the contractual accrual rates.

The following table sets forth information regarding the location of the properties securing the Company's loan investments at December 31, 1998 (dollars in millions):

                                                                   % of Total
                                      Committed    Loan Amount      Committed
                                        Amount     Outstanding        Amount
                                      ---------    -----------     ----------

               Texas                     $118          $ 70             56%
               Massachusetts               54            33             26
               California                  24            21             12
               Ohio                         7             7              3
               Washington, D.C.             7             6              3
                                         ----          ----           ----
                                         $210          $137            100%
                                         ====          ====           ====

At December 31, 1998, the Company's loan investments were collateralized by the following product types (dollars in millions):

                                                                   % of Total
                                      Committed    Loan Amount     Committed
                                        Amount     Outstanding       Amount
                                      ---------    -----------     ----------

               Office                    $132          $ 81             63%
               Mixed Use                   26            24             12
               Apartment                   23            13             11
               Other                       29            19             14
                                         ----          ----           ----
                                         $210          $137            100%
                                         ====          ====           ====

The Company is obligated to fund its loan commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. Until the investment portfolio becomes larger, geographic and product type concentrations are expected. As the Company's loan portfolio grows, further geographic and product type diversification will be sought by the Manager.

The Company typically originates its loan investments; however, it may also purchase mortgage loans from other parties, including members of the AMRESCO Group. To the extent the Company acquires mortgage loans from the AMRESCO Group, such acquisitions are made in strict conformance with the Company's policies regarding transactions with the AMRESCO Group. During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company acquired 10 loans from the AMRESCO Group for an aggregate purchase price of $39.7 million. Currently, any proposed acquisition or sale of assets involving a member of the AMRESCO Group requires the prior approval of a majority of the Independent Trust Managers of the Investment Committee of the Board of Trust Managers.

The underwriting process for loans takes into account special risks associated with mid- to high-yield lending, including an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower or the borrowers' principal(s), a detailed analysis of the property or project being financed and an analysis of the market in which the borrower operates, including competition, market share data, comparable properties, absorption rates and market rental rates as well as general information such as population, employment trends, median income and demographic data. Prior to closing, the Manager will either obtain a Phase I environmental assessment or review a recently obtained Phase I environmental assessment and at least one of the Manager's representatives will perform a site inspection. Sources of information which may be examined (if available) during the due diligence process include: (a) current and historical operating statements; (b) existing or new appraisals; (c) sales comparables; (d) industry statistics and reports regarding operating expenses; (e) existing leases and market rates for comparable leases; and (f) deferred maintenance observed during site inspections and described in structural and engineering reports. Using all of the information obtained during the due diligence process, the Manager then develops projections of net operating income and cash flows to determine current and expected exit values, as well as appropriate lending limits and pricing given the risks inherent in each transaction.

As of December 31, 1998, the Company had no realized losses on its portfolio of outstanding loans and had established loan loss reserves of $1.3 million or 1% of its aggregate loan balances. One mezzanine loan, representing 5% of the Company's outstanding loan portfolio, was over 30 days past due as of December 31, 1998. On February 25, 1999, the Company's unconsolidated taxable subsidiary assumed control of the borrower (a partnership) through foreclosure of the partnership interests. Currently, the Company does not expect that the ultimate resolution of this investment will have a material adverse impact on its financial position or results of operations.

Commercial Mortgage-backed Securities

The Company acquires primarily non-investment grade classes of CMBS from various sources. In most commercial mortgage securitizations, a series of CMBS is issued in multiple classes in order to obtain investment-grade credit ratings for the senior classes (i.e., those with credit ratings of "BBB", "A", "AA" or "AAA") in order to increase their marketability. The non-investment grade, or subordinated classes, typically include classes with ratings below investment grade "BBB". Such subordinated classes also typically include an unrated higher-yield, credit-support class (which generally is required to absorb the first losses on the underlying mortgage loans). Each class of CMBS may be issued with a specific fixed rate or variable coupon rate and has a stated maturity or final scheduled distribution date. As the subordinated classes provide credit protection to the senior classes by absorbing losses from underlying mortgage loan defaults or foreclosures, they carry more credit risk than the senior classes. Subordinated classes are generally issued at a discount to their outstanding face value and therefore generally afford a higher yield than the senior classes.

The Company's investments in CMBS are classified as available for sale and are carried at estimated fair value as determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company acquired five commercial mortgage-backed securities at an aggregate purchase price of $34.5 million. At December 31, 1998, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (dollars in thousands):

                                                                   Percentage of
Security       Aggregate         Aggregate          Aggregate       Total Based
 Rating     Amortized Cost    Unrealized Loss      Fair Value      on Fair Value
 ------     --------------    ---------------      ----------      -------------

   BB-          $  4,233           $   (618)        $  3,615                 13%
   B              19,489             (2,952)          16,537                 57%
   B-             11,277             (2,675)           8,602                 30%
                 -------           --------         --------           --------
                $ 34,999           $ (6,245)        $ 28,754                100%
                ========           ========         ========           ========

The Company has recorded an unrealized loss of $230,000, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary. The unconsolidated taxable subsidiary acquired the security at a purchase price of $3.5 million.

The unrealized loss on securities available for sale had no impact on the Company's taxable income or cash flow during 1998. The Company expects to continue to have 15% to 20% of its invested capital (comprising equity and proceeds from its two credit facilities) allocated to CMBS.

To date, the Company has not directly acquired any unrated CMBS although it may do so in the future. In early 1999, the Company (through a minority-owned partnership) acquired a 5% interest in certain unrated CMBS which were purchased by the partnership for $830,000. Although the Company is not prohibited from investing in residential mortgage-backed securities, it has no present intention to do so. The Company may also invest in other mortgage derivative products (such as interest only and principal only securities); although it does not currently intend to acquire any of these securities directly, the Company (through a minority-owned partnership) acquired a 5% interest in certain interest only securities in early 1999. The interest only securities were acquired by the partnership at a total cost of $625,000.

Because there are numerous characteristics to consider when evaluating CMBS for purchase, each CMBS is analyzed individually, taking into consideration both objective data as well as subjective analysis. The Manager's due diligence may include an analysis of (i) the underlying collateral pool, (ii) the prepayment and default history of the mortgage loans previously originated by the originator, (iii) cash flow analyses under various prepayment and interest rate scenarios (including sensitivity analyses) and (iv) an analysis of various default scenarios. However, which of these characteristics (if any) are important and how important each characteristic may be to the evaluation of a particular CMBS depends on the individual circumstances. The Manager uses sampling and other analytical techniques to determine on a loan-by-loan basis which mortgage loans will undergo a full-scope review and which mortgage loans will undergo a more streamlined review process. Although the choice is a subjective one, considerations that influence the choice for scope of review often include mortgage loan size, debt service coverage ratio, loan-to-value ratio, mortgage loan maturity, lease rollover, property type and geographic location. A full-scope review may include, among other factors, a site inspection, tenant-by-tenant rent roll analysis, review of historical income and expenses for each property securing the mortgage loan, a review of major leases for each property (if available); recent appraisals (if available), engineering and environmental reports (if available), and the price paid for similar CMBS by unrelated third parties in arm's length purchases and sales (if available) or a review of broker price opinions (if the price paid by a bona fide third party for similar CMBS is not available and such price opinions are available). For those mortgage loans that are selected for the more streamlined review process, the Manager's evaluation may include a review of the property operating statements, summary loan level data, third party reports, and a review of prices paid for similar CMBS by bona fide third parties or broker price opinions, each as available. If the Manager's review of such information does not reveal any unusual or unexpected characteristics or factors, no further due diligence will be performed.

Equity Investments in Real Estate

The Company has made and intends to continue to make equity investments in real estate. Such investments may be made directly by the Company or through partnerships and/or joint ventures. The Company expects to acquire real estate or interests therein on a leveraged basis that will provide sufficient cash flow to provide a return on its investment after debt service within the Company's target parameters. The tax depreciation associated with these investments is used to offset the non-cash accrual of interest on certain loan investments and original issue discount generally associated with CMBS.

During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company entered into a partnership that will ultimately acquire interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. The Company holds a 99.5% interest in the partnership. In October 1998, the Company (through the partnership) acquired the first of these five centers, an 82,730 square foot facility in Arlington, Texas, for approximately $10.3 million. In connection with this acquisition, the title-holding partnership obtained a $7.5 million non-recourse loan from an unaffiliated third party. Immediately prior to the closing, the Company contributed $3.4 million of capital to the partnership. The proceeds from this contribution were used, in part, to fund the balance of the purchase price and to pay partnership formation expenses and costs associated with the non-recourse financing. The remaining four centers, initially comprising approximately 320,000 net rentable square feet, are expected to be acquired at an aggregate purchase price of approximately $39.6 million. In anticipation of these acquisitions, the partnership has secured permanent, non-recourse financing commitments from an unaffiliated third party aggregating $27.1 million. The balance of the acquisition costs, totaling approximately $12.5 million, will be funded by the Company (via equity contributions to the partnership). The Company anticipates that the remaining four centers will be acquired during the second and third quarters of 1999 after the completion of construction and satisfaction of certain other closing conditions. After the acquisitions are completed, the Company expects to construct an additional 62,000 square feet of space. It is currently anticipated that the development costs will be financed with an additional $1 million equity contribution from the Company and $3.8 million of third party financing proceeds.

The Company does not operate the real estate owned by the partnership, but rather it relies upon a qualified and experienced real estate operator unaffiliated with the Company. Future investments will be similarly managed by experienced third party operators.

In considering potential equity investments in real estate, the Manager performs due diligence substantially similar to that described above in connection with the acquisition or origination of loan investments.

COMPETITION

The Company competes in the acquisition and origination of investments with a significant number of other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, credit companies and other entities, some of which have greater financial resources than the Company. In addition, there are several REITs similar to the Company, and others may be organized in the future. The effect of the existence of such additional investors may be to increase competition for the available supply of targeted investments. The availability of targeted investments is dependent upon, among other things, the size of and level of activity in the commercial real estate lending market, which depend on various factors, including the level of interest rates, regional and national economic conditions and inflation and deflation in commercial real estate values. To the extent the Company is unable to acquire and maintain a sufficient volume of investments, the Company's income and the Company's ability to make distributions to its shareholders will be adversely affected.

In addition, the Company (to the extent the Company owns commercial real estate directly or through investments in joint ventures and/or partnerships) and the owners of real properties securing the Company's mortgage loans compete with numerous other owners and operators of similar properties, including commercial developers, real estate companies and REITs, many of which may have greater financial and other resources and more operating experience than the Company or the owners of real properties securing the Company's mortgage loans, as applicable. The Company expects that many of the real properties which may be owned by it and those owned and operated by borrowers under its mortgage loans will be located in markets or submarkets in which significant construction or rehabilitation of properties may occur, which could result in overbuilding in such markets or submarkets. Any such overbuilding could adversely impact the ability of the Company to lease its properties and the ability of the borrowers under the Company's mortgage loans to lease their respective properties and repay their mortgage loans, which could, in turn, adversely impact the Company's income and its ability to make distributions to its shareholders.

ENVIRONMENTAL MATTERS

The value and operating costs of real estate acquired by the Company may be affected by the obligation to pay for the cost of complying with existing and future environmental legislation under which a current or previous owner or operator of real estate may be liable for the remediation of hazardous or toxic substances on, under or in such real estate. As a part of the Manager's due diligence activities, Phase I environmental assessments are obtained on all real estate to be acquired by the Company and on the real estate collateralizing its loan investments. The purpose of Phase I environmental assessments is to identify potential environmental contamination that is made apparent from historical reviews of the real estate, reviews of certain public records, preliminary (non-invasive) investigations of the sites and surrounding real estate, and screening of relevant records for the presence of hazardous substances, toxic substances and underground storage tanks. There can be no assurance that such assessments will reveal all existing or potential environmental risks and liabilities, nor that there will be no unknown or material environmental obligations or liabilities.

Based on these assessments, the Company believes that its real estate investments and the real estate underlying its loan investments are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company or the borrowers, as applicable. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its owned properties nor is it aware of any such noncompliance with respect to the real estate collateralizing its loan investments.

INDUSTRY TRENDS

Although it began on a positive note, 1998 was an extremely difficult year for REITs in general and mortgage REITs in particular. Even though real estate fundamentals generally remain strong in most markets, the poor price performance of REIT stocks appears to have begun early in the year with the departure of many growth and momentum investors from this market sector. Downward pressure on REIT stock prices adversely affected the ability of REITs to access the capital markets for new equity. REITs are limited in their ability to grow through retained earnings because they are required to distribute at least 95% of their REIT taxable income annually. In order to continue to grow its asset base, a REIT must raise new capital either in the form of equity or debt. Although seven initial public offerings for mortgage REITs were conducted in 1998, the last offering occurred on May 28, 1998, only 16 days after the completion of the Company's IPO. The last capital markets transaction involving a mortgage REIT was completed on June 29, 1998. Mortgage REIT stock prices were further jolted in August 1998 by Russia's default on its debt payments and in October 1998 by the Chapter 11 bankruptcy filing of CRIIMI MAE Inc., a mortgage REIT principally focused on subordinated CMBS.

In addition to limitations on access to additional equity, the Office of the Comptroller of Currency warned federally regulated lenders about its concern over the amount of debt, particularly unsecured debt, being extended to REITs. This appears to have caused banks to reduce their level of lending to the REIT industry and other lenders followed suit. The ability to raise new capital through the issuance of public debt or preferred stock has also been limited due to many of the factors affecting new equity issues, but was further impacted by a flight on the part of bond investors to U.S. Treasury bonds which was triggered by Russia's debt default. The result was a large increase in the premium over U.S. Treasury bonds required by investors on other types of bonds through all ratings classifications. This bond spread widening not only increased the cost of borrowing, but had a severe negative impact on commercial mortgage REITs that were holding large portfolios of commercial mortgage-backed securities because the value of those securities declined significantly and in some cases precipitated large margin calls.

The Company expects that the capital markets for additional equity will re-open at some point in the future, but that the current conditions will prevail for an indeterminate time. This limited access to new equity has been predicted to lead to an increase in merger and acquisition activity within the REIT sector. The Company has also noted that a number of companies within the commercial mortgage REIT sector have begun to liquidate some of their assets. In the interim, the Company's growth will be limited by the availability under its credit facilities and to the borrowing restrictions imposed by its lenders. For additional discussion regarding these trends and the Company's response thereto, reference is made to the Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

RECENT DEVELOPMENTS

Given the capital constraints currently limiting the Company's growth, it has sought to form alliances with third parties who have similar investment objectives. To that end, the Company recently entered into a partnership with Olympus Real Estate Corporation ("Olympus") for the purpose of making investments similar to those made by the Company. The Company, through certain of its subsidiaries, holds a 5% minority interest in the partnership with Olympus and could further benefit through a disproportionate percentage of cash flow to the extent that certain return thresholds are met. The Company has committed to invest $5 million in the partnership and it has an option (which expires on August 2, 1999) to invest an additional $5 million. Olympus has committed to invest $95 million in the partnership subject to adjustment in the event that the Company exercises its option. The Company made its initial capital contribution to the partnership, totaling $657,000, on February 12, 1999.

On February 25, 1999, the Company's Board of Trust Managers adopted a shareholder rights plan (the "Plan"). The Plan was adopted in response to the consolidation trend in the REIT industry rather than in response to any specific proposals or communications. The Plan is designed to provide the Company's Board of Trust Managers with negotiating leverage in dealing with a potential acquirer, to protect the Company from unfair and abusive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a full and fair price to all shareholders. The Plan is not intended to prevent an acquisition beneficial to all of the Company's shareholders. In connection with the adoption of the Plan, the Board of Trust Managers declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share of the Company. The dividend was paid on March 11, 1999 to shareholders of record on March 11, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a newly created Series A Junior Participating Preferred Share ("Preferred Share") for $37.50 per one one-hundredth of a Preferred Share. The Rights trade with the Company's Common Shares and are not exercisable until a triggering event, as defined, occurs.


ITEM 2.  PROPERTIES

The Company does not maintain a separate office. It relies exclusively on the facilities of its manager, AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. The executive offices of the Company, the Manager and AMRESCO, INC. are located at 700 North Pearl Street, Suite 2400, Dallas, Texas 75201.

The Company (through a majority-owned partnership) holds an interest in an 82,730 square foot grocery-anchored shopping center in Arlington, Texas. The property, which is held subject to a $7.5 million non-recourse loan, was 100% leased as of March 1, 1999. See sub-heading "Investment Activities/Equity Investments in Real Estate" in "Item 1. Business".

An unconsolidated taxable subsidiary of the Company holds interests (indirectly) in a partnership which owns a 909,000 square foot mixed-use property in Columbus, Ohio. The partnership interests were acquired through foreclosure on February 25, 1999. The property is held subject to a $17 million first lien mortgage provided by an unaffiliated third party and a $6.8 million second lien mortgage provided by one of the Company's wholly-owned subsidiaries. As of March 1, 1999, the property was 76% leased.

Effective March 2, 1999, the Company acquired a 49% limited partner interest in a partnership which owns a 116,000 square foot office building in Richardson, Texas. The property is encumbered by a first lien mortgage in the amount of $13.9 million. As of March 1, 1999, the property was 93% leased.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company's common shares of beneficial interest, par value $.01 per share (the "Common Shares"), are traded on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol "AMCT". The following table sets forth for the indicated periods the high and low sale prices for the Common Shares, as reported by Nasdaq.

                                                           High        Low
                                                         --------   --------

      1998

        Second Quarter (commencing May 7, 1998)......    $ 15.063   $ 12.375
        Third Quarter ...............................      13.500      8.688
        Fourth Quarter ..............................      10.438      5.875

      1999

        First Quarter (through March 1, 1999)........       9.938      8.313

SHAREHOLDER INFORMATION

At March 1, 1999, the Company had approximately 29 holders of record of its Common Shares. It is estimated that there were approximately 3,100 beneficial owners of the Common Shares at that date.

Because the Board of Trust Managers believes it is essential for the Company to continue to qualify as a REIT, the Company's Declaration of Trust, subject to certain exceptions, limits the number of Common Shares that may be owned by any single person or affiliated group to 9.8% (the "Aggregate Share Ownership Limit") of the total outstanding Common Shares. The Trust Managers may waive the Aggregate Share Ownership Limit and have waived such Aggregate Share Ownership Limit with respect to AMRESCO, INC. and its affiliates (for whom there is no fixed Aggregate Share Ownership Limit) and FMR Corp. (for whom the Aggregate Share Ownership Limit is 15%). The Aggregate Share Ownership Limit was also waived for Prudential Securities, Inc. ("PSI") (for whom the Aggregate Share Ownership Limit was 15%); such waiver expired on December 31, 1998 by which time PSI's ownership was below 9.8%.

DISTRIBUTION INFORMATION

The Company has adopted a policy of paying quarterly dividends on its Common Shares. The following table sets forth information regarding the declaration and payment of dividends by the Company since its commencement of operations on May 12, 1998 (dollars in thousands, except per share amounts).

                                                                                                Dividend per
                               Declaration          Record             Payment       Dividend      Common
                                  Date               Date               Date           Paid         Share
                            -----------------  -----------------  -----------------  ---------  ------------
Period from May 12, 1998
  through June 30, 1998     July 23, 1998      July 31, 1998      August 17, 1998    $   1,001  $       0.10
Third Quarter               October 22, 1998   October 31, 1998   November 16, 1998      2,401          0.24
Fourth Quarter              December 15, 1998  December 31, 1998  January 27, 1999       4,002          0.40
                                                                                     ---------  ------------
                                                                                     $   7,404  $       0.74
                                                                                     =========  ============

For federal income tax purposes, all 1998 dividends were reported as ordinary income to the Company's shareholders; no portion of the Company's distributions were a return of capital. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (excluding net capital gains). For its initial taxable year ended December 31, 1998, the Company declared dividends totaling $0.74 per share which satisfied the 95% distribution requirement. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

The Company's policy is to distribute at least 95 percent of its REIT taxable income to shareholders each year. Future distributions, if any, paid by the Company will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's tax basis income, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Trust Managers deems relevant.

SALES OF UNREGISTERED SECURITIES

The Company was initially capitalized through the sale of 100 of its Common Shares to AMRESCO, INC. (AMRESCO) on February 2, 1998 for $1,000. On February 11, 1998, AMRESCO contributed additional capital of $25,000 to the Company; no additional shares were issued to AMRESCO in connection with this contribution. On May 12, 1998, concurrent with the completion of its initial public offering of 9,000,000 Common Shares, the Company sold 1,000,011 Common Shares to AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, at the initial public offering price of $15.00 per share, or $15,000,165 in aggregate cash consideration, pursuant to a private placement (the "Private Placement"). The Common Shares sold in the Private Placement and those sold in connection with the Company's initial capitalization were sold without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                                                    Period from
                                                                                  February 2, 1998
                                                                                      through
          (In thousands, except per share and ratio data)                         December 31, 1998
                                                                                  -----------------
          Revenues ...........................................................         $   8,745
          Net income .........................................................         $   3,952
          Earnings per common share:
              Basic ..........................................................         $    0.56
              Diluted ........................................................         $    0.56
          Dividends declared per common share ................................         $    0.74
          Total assets .......................................................         $ 190,926
          Long-term debt .....................................................         $  46,838
          Total shareholders' equity .........................................         $ 130,266
          Debt to equity ratio ...............................................          0.4 to 1
          Debt to equity ratio (excluding non-recourse debt on real estate)...          0.3 to 1

The Company believes that the following additional financial data is also meaningful to users of its financial reports. Such information should also be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data". Although the Company was initially capitalized on February 2, 1998 (with $1,000), it did not commence operations until its initial public offering was completed on May 12, 1998. As a result, the Company had no earnings prior to the commencement of its operations. Accordingly, the data set forth below reflects operations, earnings per common share and other relevant information for the period from May 12, 1998 (inception of operations) through December 31, 1998.

                                                                                    Period from
                                                                                    May 12, 1998
                                                                                       through
          (In thousands, except per share and yield data)                         December 31, 1998
                                                                                 -----------------
          Dividends declared per common share ................................         $    0.74
          Dividend yield (annualized) ........................................              12.2%(a)

          Operating Results under Generally Accepted Accounting Principles:
              Revenues .......................................................         $   8,745
              Net income .....................................................         $   3,952
              Earnings per common share:
                  Basic ......................................................         $    0.39
                  Diluted ....................................................         $    0.39

          Tax Basis Operating Results:
              Tax basis income ...............................................         $   7,495
              Tax basis income per common share:
                  Basic ......................................................         $    0.75
                  Diluted ....................................................         $    0.75

         (a) To derive the dividend yield, dividends declared per common share during the period from May 12, 1998 (inception of operations) through December 31, 1998 were annualized; the result was then divided by the Company's closing stock price on December 31, 1998 ($9.50 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AMRESCO Capital Trust (the "Company") is a real estate investment trust ("REIT") which was formed in early 1998 to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities ("CMBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. Subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group").

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. (the "Private Placement"). As of September 30, 1998, the Company had fully invested the net proceeds from the IPO and the Private Placement totaling $139.7 million and had begun to leverage its investments. At December 31, 1998, the Company had debt outstanding, excluding non-recourse debt on real estate, of $39.3 million. To date, the Company's investment activities have been focused in three primary areas: loan investments, CMBS and equity investments in real estate. The Company expects that its mid- to high-yield loan investments and, to a lesser extent, equity investments in real estate, will continue to comprise a substantial portion of its investment portfolio. Similarly, the Company expects to continue to have 15% to 20% of its invested capital (comprising equity and proceeds from its two credit facilities) allocated to CMBS. Additionally, the Company expects to make several of these investments through one or more partnerships in which it holds a minority ownership interest (i.e., 5% to 10%). In early 1999, one such partnership was formed.

Due to the dislocation in the capital markets which occurred in mid to late 1998, the Company's investment activities slowed dramatically during the fourth quarter. After closing a total of 26 investments during the period from May 12, 1998 through September 30, 1998, the Company closed just two new loan investments totaling $0.8 million in the fourth quarter. This reduction in new investments was not due to a lack of investment opportunities but rather was in response to the capital constraints imposed upon the Company. Despite the lack of new investment activity during the fourth quarter, the Company advanced $25 million under structured loan commitments it had closed on or prior to September 30, 1998. The capital markets' upheaval and the Company's response thereto are discussed further in the Liquidity and Capital Resources section below.

The Company believes it has operated and it intends to continue to operate in a manner so as to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As such, the Company has distributed and it intends to continue to distribute at least 95% of its REIT taxable income annually.

The Company may experience high volatility in financial statement net income and tax basis income from quarter to quarter and year to year, primarily as a result of fluctuations in interest rates, borrowing costs, reinvestment opportunities, prepayment rates and favorable and unfavorable credit related events (e.g., profit participations or credit losses). Additionally, the Company's accounting for certain real estate loan arrangements as either real estate or joint venture investments may contribute to volatility in financial statement net income. Because changes in interest rates may significantly affect the Company's activities, the operating results of the Company will depend, in large part, upon the ability of the Company to manage its interest rate, prepayment and credit risks, while maintaining its status as a REIT.

The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data". In particular, reference is made to Note 13 concerning the reconciliation of financial statement net income to tax basis income.

RESULTS OF OPERATIONS

General

The Company commenced operations on May 12, 1998. Under generally accepted accounting principles, net income for the period from May 12, 1998 (inception of operations) through December 31, 1998 was $3,952,000, or $0.39 per common share. The Company had no income during the period from February 2, 1998 (date of initial capitalization) through May 11, 1998. The Company's primary sources of revenue for the period from May 12, 1998 through December 31, 1998, totaling $8,745,000, were as follows:

o $4,834,000 from loan investments. As certain of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statement of income as follows: interest income on mortgage loans - $4,278,000; operating income from real estate - $211,000; and equity in earnings of other real estate ventures - $345,000. The loan investments earn interest at accrual rates ranging from 10.5% to 16% per annum as of December 31, 1998.

o $1,924,000 of other interest income generated primarily from the temporary investment of proceeds from the IPO and Private Placement.

o     $1,563,000 from investments in commercial mortgage-backed securities.

o $181,000 of operating income from real estate owned by the Company (through a majority-owned partnership).

Revenue increased during the period from May 12, 1998 through December 31, 1998 as funds from the IPO and the Private Placement were invested in real estate related assets and the Company began to utilize its financing facilities.

The Company incurred expenses of $4,793,000 for the period from May 12, 1998 through December 31, 1998, consisting primarily of the following:

o $1,187,000 of management fees, including $835,000 of base management fees payable to the Manager pursuant to the Management Agreement and $352,000 of expense associated with compensatory options granted to the Manager. No incentive fees were incurred during the period.

o $1,294,000 of general and administrative costs, including approximately $330,000 of due diligence costs associated with an abandoned transaction, $396,000 for professional services, $162,000 for directors and officers' insurance, $140,000 of reimbursable costs pursuant to the Management Agreement, $68,000 related to compensatory options granted to certain members of the AMRESCO Group and $56,000 related to restricted stock awards to the Company's Independent Trust Managers.

o $567,000 of interest expense (net of capitalized interest totaling $57,000) associated with the Company's credit facilities and a non-recourse loan secured by real estate. Substantially all of this interest expense was incurred during the fourth quarter of 1998 as the Company began to leverage its investments on September 30, 1998.

o $1,368,000 of provision for loan losses. No realized loan losses were incurred by the Company during the period. One loan, representing 5% of the Company's outstanding loan portfolio, was over 30 days past due as of December 31, 1998; this loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments".

The Company's policy is to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends are paid quarterly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve (for a discussion of ADC loan arrangements and a reconciliation of financial statement net income to tax basis income, see the notes to the audited consolidated financial statements included in Item 8 of this report). As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. To date, the following dividends have been declared (dollars in thousands, except per share amounts):

                                                                                                Dividend per
                               Declaration          Record             Payment       Dividend      Common
                                  Date               Date               Date           Paid         Share
                            -----------------  -----------------  -----------------  ---------  ------------
Period from May 12, 1998
  through June 30, 1998     July 23, 1998      July 31, 1998       August 17, 1998   $   1,001  $       0.10
Third Quarter               October 22, 1998   October 31, 1998    November 16, 1998     2,401          0.24
Fourth Quarter              December 15, 1998  December 31, 1998   January 27, 1999      4,002          0.40
                                                                                     ---------  ------------
                                                                                     $   7,404  $       0.74
                                                                                     =========  ============

For federal income tax purposes, all 1998 dividends were reported as ordinary income to the Company's shareholders. The Company has announced its 1999 dividend payment schedule as follows (dates are subject to change):

                         Expected             Expected             Expected
                        Declaration            Record               Payable
                            Date                Date                 Date
                     -----------------    -----------------    -----------------
First Quarter        April 22, 1999       April 30, 1999       May 17, 1999
Second Quarter       July 22, 1999        July 31, 1999        August 16, 1999
Third Quarter        October 21, 1999     October 31, 1999     November 15, 1999
Fourth Quarter       December 15, 1999    December 31, 1999    January 27, 2000


Loan Investments

During the period from May 12, 1998 through December 31, 1998, the Company assembled a portfolio of 21 loans, representing $209.6 million in aggregate commitments; eleven of these loans were originated by the Company while two of the loans were acquired from AMRESCO Funding Corporation ("AFC") and eight of the loans were acquired from AMRESCO Commercial Finance, Inc. ("ACFI"), both of whom are members of the AMRESCO Group. As of December 31, 1998, $136.8 million had been advanced under these facilities. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. After giving effect to ACFI's economic interest (as further described below), commitments and amounts outstanding totaled approximately $203 million and $132 million, respectively, at December 31, 1998.

The two loans were acquired from AFC immediately after the closing of the IPO at an aggregate cash purchase price of $5,433,000, including accrued interest and as adjusted for unamortized loan commitment fees.

The eight loans were acquired from ACFI on September 30, 1998 pursuant to two separate agreements. The first agreement provided for the purchase of three loans at an aggregate cash purchase price of $11,314,000, including accrued interest of $137,000. The second agreement provided for the purchase of five loans at an aggregate cash purchase price of $22,978,000, including accrued interest of $675,000. Immediately following the purchase of the five loans, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from the five loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as is outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. The sales price was comprised of $4,345,000 which had the effect of reducing the Company's net investment in such loans; the balance of the sales price, or $675,000, equated to the amount of interest which was accrued under the five loan agreements as of September 30, 1998. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which are required to be made under the five loan agreements. At December 31, 1998, ACFI's contingent obligation for these additional advances approximated $1,695,000.

Based upon the amounts committed under these facilities and after giving effect to the contractual right sold to ACFI, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.9% and a weighted average interest accrual rate of 12.2% as of December 31, 1998. In cases where the Company has originated loans, the borrowers paid a commitment fee to the Company that is in addition to interest payments due under the terms of the loan agreements. Commitment fees are deferred and recognized over the life of the loan as an adjustment of yield or, in those cases where loan investments are classified as either real estate or joint ventures for financial reporting purposes, such fees are deferred and recognized upon the disposition of the investment. Eight of the 21 loans provide for profit participation above the contractual accrual rate; four of these eight facilities are included in the pool of loans in which ACFI has a contractual right to collect certain excess proceeds, as described above. The Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                                         Amount
                                                                                                                      Outstanding at
 Date of Initial       Scheduled                                                      Collateral        Commitment      December 31,
   Investment           Maturity               Location         Property Type          Position           Amount         1998 (g)
------------------    --------------------   ----------------   -----------------     ----------------    --------    --------------

May 12, 1998          March 31, 2001         Columbus, OH        Mixed Use            Second Lien (a)     $  7,000    $   6,839 (e)
May 12, 1998          March 31, 2001         Richardson, TX      Office               Second Lien           14,700       10,811
June 1, 1998          June 1, 2001           Houston, TX         Office               First Lien            11,800       10,033
June 12, 1998         June 30, 2000          Pearland, TX        Apartment            First Lien            12,827        4,238 (f)
June 17, 1998         June 30, 2000          San Diego, CA       R&D/Bio-Tech         First Lien             5,560        3,994 (f)
June 19, 1998         June 18, 2000          Houston, TX         Office               First Lien            24,000        6,682 (f)
June 22, 1998         June 19, 2000          Wayland, MA         Office               First Lien            45,000       24,962
July 1, 1998          July 1, 2001           Dallas, TX          Office               Ptrshp Interests      10,068        6,459 (e)
July 2, 1998          June 30, 2000          Washington, D.C.    Office               First Lien             7,000        5,489
July 10, 1998         July 31, 2000          Pasadena, TX        Apartment            First Lien             3,350        2,614
September 1, 1998     February 28, 2001      Los Angeles, CA     Mixed Use            First Lien            18,419       17,418
September 30, 1998    October 30, 1999 (b)   Richardson, TX      Office               First Lien            13,001       10,277 (f)
September 30, 1998    May 1, 2001            San Antonio, TX     Residential Lots     First Lien             3,266        2,059
September 30, 1998    Various                San Antonio, TX     Residential Lots     First Lien             8,400        1,637
September 30, 1998    July 15, 1999          Galveston, TX       Apartment            First Lien             3,664        3,664
September 30, 1998    June 8, 1999           Ft. Worth, TX       Apartment            Ptrshp Interests       2,650        2,649
September 30, 1998    April 18, 1999 (c)     Austin, TX          Office               First Lien             6,325        6,314
September 30, 1998    June 30, 1999          Dallas, TX          Medical Office       First Lien             3,015        2,364
September 30, 1998    July 22, 1999          Norwood, MA         Industrial/Office    First Lien             8,765        7,733
October 1, 1998       April 30, 1999         Richardson, TX      Office               First Lien               567          300
December 29, 1998     December 9, 1999 (d)   San Antonio, TX     Residential Lots     First Lien               255          255
                                                                                                          --------    ---------
                                                                                                           209,632      136,791
                                                                             ACFI's Economic Interest       (6,552)      (4,857)
                                                                                                          --------    ---------

                                                                                                          $203,080    $ 131,934
                                                                                                          ========    =========


                      Interest   Interest
 Date of Initial        Pay       Accrual
   Investment           Rate       Rate
------------------    --------   --------

May 12, 1998             15.0%      15.0%
May 12, 1998             10.0%      12.0%
June 1, 1998             12.0%      12.0%
June 12, 1998            10.0%      11.5%
June 17, 1998            10.0%      13.5%
June 19, 1998            12.0%      12.0%
June 22, 1998            10.5%      10.5%
July 1, 1998             10.0%      15.0%
July 2, 1998             10.5%      10.5%
July 10, 1998            10.0%      14.0%
September 1, 1998        10.0%      12.0%
September 30, 1998       10.0%      14.0%
September 30, 1998       16.0%      16.0%
September 30, 1998       10.0%      14.0%
September 30, 1998       10.0%      15.0%
September 30, 1998       10.5%      16.0%
September 30, 1998       10.0%      16.0%
September 30, 1998       10.0%      13.0%
September 30, 1998       10.0%      12.5%
October 1, 1998          9.97%      15.0%
December 29, 1998        16.0%      16.0%

(a) Loan was over 30 days past due as of December 31, 1998; on February 25, 1999, the Company's unconsolidated taxable subsidiary assumed control of the borrower (a partnership) through foreclosure of the partnership interests.
(b)  Loan was fully repaid on March 1, 1999.
(c)  Loan was purchased by a member of the AMRESCO Group on January 14, 1999.
(d)  Loan was fully repaid on February 3, 1999.
(e) Accounted for as investment in joint venture for financial reporting purposes.
(f)  Accounted for as real estate for financial reporting purposes.
(g) For all loan investments, payments of interest only are due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest are due at the scheduled maturities of the loans.

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes (see notes [e] and [f] accompanying the table above). As of December 31, 1998, loan investments representing approximately $72,456,000 in aggregate commitments were accounted for as either real estate or joint venture interests; approximately $38,489,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the notes to the audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data".

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 (or 5% of the Company's outstanding loan portfolio) was over 30 days past due as of December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the property is encumbered by a $17 million first lien mortgage. During the period from May 12, 1998 through December 31, 1998, this loan investment generated financial statement and tax basis revenues of $345,000 and $621,000, respectively. The Company believes that it has adequate loan loss reserves to absorb any financial statement losses that it might incur with respect to this investment. However, should the Company incur an actual loss on this investment, tax basis income would be adversely affected. Management does not currently believe that this investment, when ultimately resolved, will have a material impact on the Company's financial position or results of operations.

At December 31, 1998, the Company's commercial mortgage loan commitments were geographically dispersed in four states and the District of Columbia: Texas (56%); Massachusetts (26%); California (12%); Ohio (3%); and Washington, D.C. (3%). The underlying collateral for these loans was comprised of the following property types: office (63%); mixed use (12%); multifamily (11%); residential (6%); industrial (4%); R&D/Bio-Tech (3%); and medical office (1%). Construction loans, acquisition/rehabilitation loans, acquisition loans, single-family lot development loans and bridge loans comprised 33%, 31%, 27%, 6% and 3% of the portfolio, respectively. Eighty-three percent of the portfolio is comprised of first lien loans while the balance of the portfolio (17%) is secured by second liens and/or partnership interests. The percentages reflected above are based upon committed loan amounts and give effect to ACFI's economic interest.

Until the loan investment portfolio becomes larger, geographic and product type concentrations are expected. The Company expects to see more diversification both geographically and by product type as the loan portfolio grows. Geographic and product type concentrations present additional risks, particularly if there is a deterioration in the general condition of the real estate market or in the sub-market in which the loan collateral is located, or if demand for a particular product type does not meet expectations due to adverse market conditions that are different from those projected by the Company. In an effort to reduce concentration risks, the Company is targeting transactions which will more broadly diversify its loan investment portfolio.

Commercial Mortgage-backed Securities

As of December 31, 1998, the Company holds five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. Due to the significant widening of spreads in the CMBS market, the value of the Company's CMBS holdings declined by $6.245 million; accordingly, the Company recorded an unrealized loss of $6.245 million on its CMBS portfolio as of December 31, 1998. Additionally, the Company recorded an unrealized loss of $230,000, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary; the security held by this subsidiary has a rating of "B-". As these securities are classified as available for sale, the unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. The unrealized loss had no impact on the Company's taxable income or cash flow. Management intends to retain these investments for the foreseeable future. Furthermore, these investments were not leveraged as of December 31, 1998. Excluding the potential tax effects associated with the security held by the Company's unconsolidated taxable subsidiary, the weighted average unleveraged yield over the expected life of these investments is expected to approximate 11.4%. The Company's direct CMBS investments are summarized as follows (dollars in thousands):

                                                                   Percentage of
                   Security       Aggregate          Aggregate      Total Based
                    Rating      Amortized Cost       Fair Value    on Fair Value
                   --------     --------------       ----------    -------------
                   BB-              $ 4,233           $ 3,615           13%
                   B                 19,489            16,537           57%
                   B-                11,277             8,602           30%
                                    -------           -------         ----
                                    $34,999           $28,754          100%
                                    =======           =======         ====

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

Equity Investments in Real Estate

During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company entered into a partnership that will ultimately acquire interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. The Company holds a 99.5% interest in the partnership. In October 1998, the Company (through the partnership) acquired the first of these five centers, an 82,730 square foot facility in Arlington, Texas, for approximately $10.3 million. In connection with this acquisition, the title-holding partnership obtained a $7.5 million non-recourse loan from an unaffiliated third party. Immediately prior to the closing, the Company contributed $3.4 million of capital to the partnership. The proceeds from this contribution were used, in part, to fund the balance of the purchase price and to pay partnership formation expenses and costs associated with the non-recourse financing. The remaining four centers, initially comprising approximately 320,000 net rentable square feet, are expected to be acquired at an aggregate purchase price of approximately $39.6 million. In anticipation of these acquisitions, the partnership has secured permanent, non-recourse financing commitments from an unaffiliated third party aggregating $27.1 million. The balance of the acquisition costs, totaling approximately $12.5 million, will be funded by the Company (via equity contributions to the partnership). The Company anticipates that the remaining four centers will be acquired during the second and third quarters of 1999 after the completion of construction and satisfaction of certain other closing conditions. After the acquisitions are completed, the Company expects to construct an additional 62,000 square feet of space. It is currently anticipated that the development costs will be financed with an additional $1 million equity contribution from the Company and $3.8 million of third party financing proceeds.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to execute its business strategy, particularly the growth of its investment and loan portfolio, depends to a significant degree on its ability to obtain additional capital. The Company's principal demands for liquidity are cash for operations, including funds for its lending activities and other investments, interest expense associated with its indebtedness, debt repayments and distributions to its shareholders. In the near term, the Company's principal sources of liquidity are the funds available to it under its financing facilities described below.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million credit facility (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to PSCC's approval on an asset by asset basis, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. As a result of the capital market trends discussed below, PSCC became more restrictive in the application of its approval rights with respect to financing for new investments sought by the Company; accordingly, very few new investments were consummated during the fourth quarter of 1998. Borrowings under the Line of Credit bear interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum and are secured by a first lien security interest in all assets funded with proceeds from the Line of Credit. The Line of Credit matures on July 1, 2000. At December 31, 1998, $39,338,000 had been borrowed under the Line of Credit. The weighted average interest rate at December 31, 1998 was 6.65%. To reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement effective January 1, 1999. The agreement, which expires on July 1, 2000, has a notional amount of $33,600,000. The agreement entitles the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeds 6.0%. There are no margin requirements associated with interest rate caps and therefore there is no liquidity risk associated with this particular hedging instrument (see Item 7A.
"Quantitative and Qualitative Disclosures About Market Risk").

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. The Company borrowed $5.1 million under this facility on September 30, 1998; these borrowings were repaid on October 23, 1998 with proceeds from the Line of Credit described above. No additional amounts have since been drawn on the Repurchase Agreement.

Under the terms of the Line of Credit and the Repurchase Agreement, PSCC and PBI, respectively, retain the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets may require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide such additional collateral or fund margin calls.

The Company believes that the funds available under its two credit facilities, without modification, will be sufficient to meet the Company's liquidity and committed capital requirements in 1999. However, in order to fund growth beyond it existing commitments, the Company will need to modify its existing Line of Credit and/or raise additional funds for operations through future public or private equity and debt offerings and/or by leveraging its investments through additional secured and unsecured financings and other borrowing arrangements. In the absence of more flexible credit terms or additional sources of financing, the Company will be limited from making any significant commitments to new loan and/or equity transactions until existing loan investments are repaid by borrowers. As a result, financial statement net income and tax basis income will temporarily be adversely affected until repayment proceeds can be redeployed in real estate related assets.

The Company intends to renew the Line of Credit and the Repurchase Agreement or enter into similar or additional secured lending arrangements with institutional lenders in the future, although there can be no assurances that the Company will be able to obtain renewed or additional financing on acceptable terms.

The capital market fluctuations that began during the third quarter of 1998 (and which continued into the fourth quarter) have, at least in the near term, diminished the Company's access to additional capital and have restricted its ability to expand its asset base. These capital market fluctuations resulted in a global investor flight to low risk investments. During the latter part of the year, spreads on high yield and mortgage-backed bonds widened significantly resulting in a marked decline in the market value of CMBS and a general lessening of liquidity for the lower rated classes of CMBS. Substantial margin calls related to certain hedge positions were brought on by steep declines in U.S. Treasury rates. The combination of spread widening and hedge losses created severe liquidity problems for some companies, including many companies within the mortgage REIT sector. The Company's emphasis on structured finance transactions (as opposed to CMBS) and its conservative use of leverage and avoidance of hedge positions which would subject it to liquidity risk have all contributed to the Company's ability to avoid the liquidity problems faced by many of these companies.

Management currently believes that the dislocation in the capital markets will not extend long-term; however, its duration is impossible to predict at this time. In the near term, the Company believes it will be constrained from accessing the public equity markets. In addition, new issues of long-term public unsecured debt will be difficult to obtain and, in any event, will likely not be available to the Company at a reasonable cost. Additional secured debt beyond the Company's existing Line of Credit will also be difficult to obtain and may not be offered at a reasonable cost. Aside from limiting the Company's access to additional capital in the near term to fund growth, the Company has been relatively insulated from the effects of the dislocation in the capital markets. While the market value of the Company's CMBS holdings has declined, the Company invested in these bonds for the long term yields that they are expected to produce. Management believes that the current market dislocation presents significant investment opportunities for selective acquisitions of CMBS and that the fundamental value of the real estate mortgages underlying these bonds has been largely unaffected to date, although general economic conditions could adversely impact real estate values in the future.

In order to address its capital constraints and certain concerns expressed by PSCC with respect to the Line of Credit, the Company has initiated discussions with PSCC. These discussions are intended to increase the flexibility of the Line of Credit. While discussions are on-going, there can be no assurances that an agreement will eventually be reached.

In the event that modifications to the Line of Credit can be successfully concluded, management believes that the Company's growth will continue, albeit at a slower rate than was achieved in 1998. However, in view of the uncertainties in the capital markets, management believes that it is prudent to maintain low leverage and greater liquidity. Therefore, it is unlikely that the Company will add additional assets if such addition were to result in a debt to equity ratio exceeding 2.5 to 1, excluding non-recourse debt on real estate. As of December 31, 1998, the Company's debt to equity ratio, excluding non-recourse debt on real estate, was 0.3 to 1. The Company also intends to closely monitor any financing that it may place on the Company's existing CMBS portfolio in an effort to minimize the risk of margin calls.

Despite the uncertainties in the public debt and equity markets, management believes that there are other potential sources of capital available to entities like the Company. Management is actively exploring the availability of capital from these other sources and the costs associated therewith. However, there can be no assurances that such capital will become available at a reasonable cost.

Given the capital constraints currently limiting the Company's growth, it has sought to form alliances with third parties who have similar investment objectives. To that end, the Company recently entered into a partnership with Olympus Real Estate Corporation ("Olympus") for the purpose of making investments similar to those made by the Company. The Company, through certain of its subsidiaries, holds a 5% minority interest in the partnership with Olympus and could further benefit through a disproportionate percentage of cash flow to the extent that certain return thresholds are met. The Company has committed to invest $5 million in the partnership and it has an option (which expires on August 2, 1999) to invest an additional $5 million. Olympus has committed to invest $95 million in the partnership subject to adjustment in the event that the Company exercises its option.

REIT STATUS

Management believes that the Company is operated in a manner that will enable it to continue to qualify as a REIT for federal income tax purposes. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders, although AMREIT II, Inc., its "Non-Qualified REIT Subsidiary", may be subject to tax at the corporate level. Qualification for treatment as a REIT requires the Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed.

YEAR 2000 ISSUE

General

Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date fields that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999; for example, computer software that has date sensitive programming using a two-digit format may recognize a date using "00" as the year 1900 rather than the year 2000. This inability to properly process dates is commonly referred to as the "Year 2000 issue", the "Year 2000 problem" or "Millennium Bug." Such errors could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities, which, in turn, could lead to disruptions in the Company's operations or performance.

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

The AMRESCO, INC. Year 2000 Initiative

AMRESCO, INC. is conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems, including those upon which the Company depends. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 issue. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; cash management systems; loan servicing systems; and decision support systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the business-critical IT systems of AMRESCO, INC. with the assistance of a consulting firm that specializes in Year 2000 readiness. Based upon a review of the completed and planned stages of the initiative, and the testing done to date, AMRESCO, INC. does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems used in connection with the operations of the Manager or the Company, and the Company has received a written representation from AMRESCO, INC. that Year 2000 readiness was achieved by December 1998 with respect to all its internal business-critical systems used in connection with the operations of the Manager or the Company.

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

As is the case with most other companies, the actions the Company, the Manager and AMRESCO, INC. can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, AMRESCO, INC. is in the process of communicating with those companies that have significant business relationships with AMRESCO, INC., the Manager or the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which AMRESCO, INC., the Manager or the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, AMRESCO, INC. is seeking to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom AMRESCO, INC., the Manager or the Company has material contracts. Responses from all third parties having material contracts with AMRESCO, INC., the Manager or the Company have not been received, nor is it likely that responses will be received from all such third parties. In addition to contacting these third parties, where there are direct interfaces between the systems of AMRESCO, INC. and the systems of these third parties in the first group, AMRESCO, INC. plans to conduct testing in the second quarter of 1999 in conformance with the Guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that AMRESCO, INC., the Manager or the Company will be materially affected by any third party Year 2000 readiness issues in connection with the operations of the Manager or the Company.

For all business-critical systems interfaces used in connection with the operations of the Manager and the Company, AMRESCO, INC. has advised the Company that readiness was achieved by December 31, 1998. Significant third party service providers that have not completed their Year 2000 initiative by March 31, 1999 are scheduled to be replaced with comparable firms that are believed to be compliant. AMRESCO, INC. anticipates that this portion of its Year 2000 initiative will be completed within the scheduled time periods.

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

Additionally, the Company has made an equity investment in a partnership that will ultimately own interests in five grocery-anchored shopping centers. These operations will be subject to many of the risks set forth above. Although the Company intends to monitor Year 2000 readiness, there can be no guarantee that all building systems will be Year 2000 compliant.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that forward-looking statements be subject to such Act and any similar state or federal laws. Forward-looking statements, which are based on various assumptions, include statements regarding the intent, belief or current expectations of the Company, its Manager, and their respective Trustees or directors and officers, and may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan," or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, changes in international, national, regional or local economic environments, changes in prevailing interest rates, credit and prepayment risks, basis and asset/liability risks, spread risk, event risk, conditions which may affect public securities and debt markets generally or the markets in which the Company operates, the Year 2000 issue, the availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, the size and liquidity of the secondary market for commercial mortgage-backed securities, geographic or product type concentrations of assets (temporary or otherwise), hedge mismatches with liabilities, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, changes in federal income tax laws and regulations, and other risks described from time to time in the Company's SEC reports and filings, including its registration statement on Form S-11 and periodic reports on Form 10-Q, Form 8-K and Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to various financial instruments which are subject to market risk. These instruments include mortgage loan investments, investments in commercial mortgage-backed securities ("CMBS") and certain of the Company's borrowing facilities. The Company is also a party to an interest rate cap agreement which it entered into in order to mitigate the market risk exposure associated with its credit facilities. The Company's financial instruments involve, to varying degrees, elements of interest rate risk. Additionally, the Company's investment portfolio, which is comprised of both financial instruments (mortgage loans and CMBS) and equity investments in real estate, is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to affiliates which, due to their short-term nature, are not subject to market risk; accordingly, no discussion of these instruments is provided herein.

All of the Company's financial instruments, including its derivative financial instruments, are entered into for purposes other than trading. The Company has not entered into, nor does it intend to enter into, any financial instruments for trading or speculative purposes. As the Company has no investments outside of the United States, it is not currently subject to foreign currency exchange rate risk.

The Company generally intends to hold its investments over relatively long periods of time and therefore does not attempt to hedge its exposure to changes in the fair value of those investments through the use of derivative instruments. Instead, these exposures are managed by the Company through its diversification efforts and strict underwriting of its investments. Furthermore, as a real estate investment trust, the Company is subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended, as it relates to the use of derivative instruments, particularly with regard to hedging fair value exposures. The Company generally intends to hold its mortgage loan investments to maturity; these loans typically have terms ranging from one to three years. The Company's investments in CMBS are acquired for the yield that they offer rather than with an intent to sell. It is expected that CMBS investments, when made, will generally be held for periods ranging from three years to maturity although certain of these investments may be held for shorter periods of time depending upon a number of factors.

In the following discussion of market risk exposures, the Company has employed sensitivity analyses, where practicable to do so, in quantifying the potential loss in future earnings, fair values or cash flows resulting from one or more selected hypothetical changes in relevant market rates.

Mortgage Loans

The Company provides mid- to high-yield senior and mezzanine financing to real estate owners and developers. Mezzanine loans, the repayment of which is subordinated to senior mortgage loans, are secured by a second lien mortgage and/or a pledge of the ownership interests of the borrower. Typically, the Company's loans provide for a fixed pay rate and fixed accrual rate of interest and, in some cases, may also provide for profit participation above the contractual accrual rate. The incremental interest earned at the accrual rate is often times not payable by the borrower until maturity of the loan. Generally, the Company's loans provide for higher loan-to-value ratios than most conventional loans.

The fair values of the Company's mortgage loans are less sensitive (than are the values of more conventional loans) to changes in interest rates due to their comparatively shorter duration and higher yield, equity-like characteristics. For example, the Company does not believe that a 10% increase or decrease in general interest rates (from those prevailing at December 31, 1998) would have a significant impact on the fair value of its predominately fixed rate mortgage loan portfolio. However, a general real estate market decline could have a material adverse impact on the Company. If rental rates were to decline and/or vacant space was not able to be leased as a result of declining demand, cash flows from the properties securing the Company's loans might be inadequate to service the loans. In the event of shortfalls, borrowers may or may not be willing to supplement property cash flows to pay the Company all amounts due under the terms of its mortgage loans. If real estate values were to decline, borrowers may find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. With the exception of certain limited guarantees, most of the Company's loans are without recourse and therefore borrowers may have little or no incentive to retain ownership of their properties if real estate values decline sharply. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial mortgage interest rates and supply and demand factors. In the event of a decline, some real estate markets may be adversely impacted more than others. Despite generally high loan-to-value ratios, the Company's borrowers have varying amounts of equity at risk; this equity, which is subordinate to the Company's investment, serves to protect the Company in the event of a declining real estate market. As a result of these factors and the unique characteristics of the Company's mortgage loan investments, it is not possible for the Company to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

The Company attempts to mitigate these risk exposures by carefully underwriting its investments and by diversifying its mortgage loan portfolio. The underwriting process for loans includes, among other things, an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower. In the event of a real estate market decline, the borrower's motivations and financial capacity could, to some extent, limit the potential loss to the Company. While the Company attempts to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

Commercial Mortgage-backed Securities

The fair values of the Company's investments in non-investment grade CMBS are subject to both interest rate risk and spread risk. The non-investment grade, or subordinated classes, of CMBS typically include classes with credit ratings below investment grade "BBB". As the subordinated classes provide credit protection to the senior classes by absorbing losses from underlying mortgage loan defaults or foreclosures, they also carry more credit risk than the senior classes.

Among other factors, the fair value of the Company's interests in CMBS is dependent upon, and is sensitive to changes in, comparable-term U.S. Treasury rates and the spreads over such U.S. Treasury rates in effect from time to time. Spreads over comparable-term U.S. Treasury rates, which are based upon supply and demand factors, typically vary across different classes of CMBS and are generally greater for each successively lower rated class of CMBS. Spreads are influenced by a number of factors including, but not limited to, investor expectations with respect to future economic conditions, interest rates and real estate market factors, all or any of which can impact the ability of borrowers to perform under the terms of the mortgage loans underlying CMBS. As a result, even in an environment characterized by relatively constant U.S. Treasury rates and low commercial mortgage default rates, the value of the Company's CMBS holdings can be adversely impacted simply by increasing spreads. This situation occurred during the latter half of 1998 and was the primary reason for the decline in the value of the Company's CMBS holdings. Notwithstanding this decline in value, the cash flows from the Company's CMBS were unaffected by this spread widening.

As of December 31, 1998, the Company held five commercial mortgage-backed securities with credit ratings ranging from "BB-" to "B-". The weighted average duration of these bonds approximated 6.3 years as of that date. The estimated fair value of the Company's CMBS holdings was $28.8 million at December 31, 1998. All other things being equal, a 100 basis point increase or decrease in comparable-term U.S. Treasury rates (from those in effect as of December 31, 1998) would be expected to cause the value of the Company's CMBS to decline or increase, respectively, by approximately $1.8 million. Similarly, if comparable-term U.S. Treasury rates remained constant but spreads over such U.S. Treasury rates increased by 100 basis points (from those quoted as of December 31, 1998) for each of the classes of CMBS owned by the Company, the fair value of its securities portfolio would also be expected to decline by approximately $1.8 million. Conversely, a 100 basis point decline in spreads across all classes of CMBS (all other things being equal) would be expected to increase the value of the portfolio by a like amount.

As these securities are classified as available for sale, unrealized gains and losses are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. In the absence of a sale or a decline in fair value that is deemed to be other than temporary, the Company's earnings would not be impacted by the changes in fair value described above.

Although impossible to quantify, declines in rental rates and/or real estate values could adversely impact the ability of borrowers to fully repay or otherwise satisfy their loan obligations which in turn could lead to losses which would be absorbed initially by the holders of subordinated classes of CMBS (in many cases, an unrated higher-yield, credit support class absorbs the first losses). The Company attempts to mitigate its exposure to these types of risks by investing in various classes of subordinated CMBS which are backed by mortgage loans secured by a diversified mix of commercial real estate assets (both by property type and location). Additionally, the Company performs extensive due diligence in its underwriting process in order to identify loans which may be more likely to default. The Company then attempts to quantify the risks and projected losses from the pool of mortgage loans which is then factored into the price that the Company is willing to pay for the securities. However, there can be no assurances that such strategies will enable the Company to avoid adverse consequences in the future even if such bonds are held to maturity.

Borrowing Facilities

The Company is a party to two credit facilities, each of which bears interest at floating rates. Specifically, both facilities bear interest at varying spreads over one-month LIBOR. One of the facilities can be used to finance the Company's structured loan and equity real estate investments (the "Line of Credit") while the other facility can be used to finance the Company's CMBS (the "Repurchase Agreement"). As of December 31, 1998, amounts outstanding under the Line of Credit totaled $39.3 million. There were no borrowings under the Repurchase Agreement at December 31, 1998. To reduce the impact of changes in interest rates on these floating rate debt facilities, the Company may purchase interest rate swap and/or cap agreements. These agreements effectively convert its variable-rate debt to fixed-rate debt and therefore reduce the Company's risk of incurring higher interest costs due to rising interest rates.

If the one-month LIBOR on December 31, 1998 increased by 100 basis points on that date (from 5.06% to 6.06%) and then remained constant at the higher rate throughout 1999, the Company's interest costs on its outstanding borrowings ($39.3 million), in the absence of the interest rate cap agreement described below, would increase by approximately $393,000 for the year ending December 31, 1999. In order to reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement effective January 1, 1999. The cap agreement has a notional amount of $33.6 million. Until its expiration on July 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeds 6% multiplied by the notional amount. If the one-month LIBOR increased as described above, the Company would receive approximately $20,000 from the counterparty under the terms of the cap agreement. Under this scenario, earnings and cash flows for the year ending December 31, 1999 would be reduced by a net amount of approximately $373,000. Any further increase in one-month LIBOR would effect only that portion of the Company's indebtedness in excess of the cap agreement's notional amount. As the Company paid an up-front, one-time premium of $52,000 for the cap, there is no liquidity risk to the Company associated with holding this derivative financial instrument.

Conversely, a sustained 100 basis point reduction in the one-month LIBOR (if it occurred on December 31, 1998) would increase earnings and cash flows for the year ending December 31, 1999 by approximately $393,000. Under this scenario, no payments would be received from the counterparty under the cap agreement.

The Company (through a majority-owned partnership) is indebted under the terms of a $7.5 million non-recourse loan. As the loan bears interest at a fixed rate, the Company's future earnings and cash flows would not be reduced in the event of rising interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herein at pages F-1 through F-19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     1. Financial Statements

                    Included herein at pages F-1 through F-19.

                 2. Financial Statement Schedules

                    All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the audited financial statements or notes thereto.

                 3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:


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

           10.1           Interim Warehouse and Security Agreement dated as of
                          July 1, 1998 by and among Prudential Securities
                          Credit Corporation and AMRESCO Capital Trust, AMREIT
                          I, Inc. and AMREIT II, Inc., which exhibit is incorporated herein by reference.

           10.2 Master Repurchase Agreement dated as of July 1, 1998 between Prudential-Bache International, Ltd. and
                          AMRESCO Capital Trust, AMREIT CMBS I, Inc., AMREIT
                          RMBS I, Inc. and AMREIT II, Inc., which exhibit is incorporated herein by reference.

           11             Computation of Per Share Earnings.

           21             Subsidiaries of the Registrant.

           27             Financial Data Schedule.


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                 (i) Form 8-K dated September 30, 1998 and filed with the Commission on October 15, 1998, reporting (a) under
                          Item 2 of such form, the acquisition from an affiliate of the Registrant of (i) a package of loans for a purchase price of approximately $11,313,916 and
                          (ii) another package of loans for a purchase price of approximately $ 22,978,251 and (b) under Item 5 of such form, the origination of four other loans. No financial statements were required to be included in this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMRESCO CAPITAL TRUST


                            By: /s/ Michael L. McCoy
                               ---------------------
                                Michael L. McCoy
               Senior Vice President, General Counsel & Secretary

Date: March 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Date                                     Signature
       ----                                     ---------
  March 23, 1999                       /s/ Robert L. Adair III
                                    -----------------------------------
                                           Robert L. Adair III
                                 Chairman of the Board of Trust Managers
                                       and Chief Executive Officer
                                      (Principal Executive Officer)

  March 23, 1999                       /s/ Thomas J. Andrus
                                    -----------------------------------
                                             Thomas J. Andrus
                           Executive Vice President and Chief Financial Officer
                                       (Principal Financial Officer)

  March 23, 1999                       /s/ Thomas R. Lewis II
                                    -----------------------------------
                                            Thomas R. Lewis II
                                       Vice President & Controller
                                      (Principal Accounting Officer)

  March 23, 1999                       /s/ John C. Deterding
                                    -----------------------------------
                                            John C. Deterding
                                         Independent Trust Manager

  March 23, 1999                       /s/ Bruce W. Duncan
                                    -----------------------------------
                                             Bruce W. Duncan
                                         Independent Trust Manager

  March 23, 1999                       /s/ Mark D. Gibson
                                    -----------------------------------
                                              Mark D. Gibson
                                               Trust Manager

  March 23, 1999                       /s/ Christopher B. Leinberger
                                    -----------------------------------
                                        Christopher B. Leinberger
                                         Independent Trust Manager

  March 23, 1999                       /s/ James C. Leslie
                                    -----------------------------------
                                             James C. Leslie
                                         Independent Trust Manager

  March 23, 1999                       /s/ Robert H. Lutz, Jr.
                                    -----------------------------------
                                           Robert H. Lutz, Jr.
                                              Trust Manager

                             AMRESCO CAPITAL TRUST

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page No.
                                                                                            --------

FINANCIAL STATEMENTS

  Independent Auditors' Report .......................................................        F-2

  Consolidated Balance Sheet - December 31, 1998......................................        F-3

  Consolidated Statement of Income - For the Period from February 2, 1998 (Date of
    Initial Capitalization) through December 31, 1998.................................        F-4

  Consolidated Statement of Changes in Shareholders' Equity - For the Period
    from February 2, 1998 (Date of Initial Capitalization) through December 31,
    1998..............................................................................        F-5

  Consolidated Statement of Cash Flows - For the Period from February 2, 1998 (Date
    of Initial Capitalization) through December 31, 1998..............................        F-6

  Notes to Consolidated Financial Statements..........................................        F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trust Managers and Shareholders of AMRESCO Capital Trust

We have audited the accompanying consolidated balance sheet of AMRESCO Capital Trust (the Company) and its subsidiaries as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO Capital Trust and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the period from February 2, 1998 through December 31, 1998, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 4, 1999

                             AMRESCO CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)




ASSETS
   Mortgage loans, net .............................................................          $   96,976
   Acquisition, development and construction loan arrangements accounted for as real
     estate or investments in joint ventures .......................................              39,550
                                                                                              ----------
   Total loan investments ..........................................................             136,526
   Allowance for loan losses .......................................................              (1,368)
                                                                                              ----------
   Total loan investments, net of allowance for losses .............................             135,158

   Commercial mortgage-backed securities - available for sale (at fair value) ......              28,754
   Real estate, net of accumulated depreciation of $56 .............................              10,273
   Investment in unconsolidated subsidiary .........................................               3,271
   Receivables and other assets ....................................................               3,681
   Cash and cash equivalents .......................................................               9,789
                                                                                              ----------
      TOTAL ASSETS .................................................................          $  190,926
                                                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities ...........................................          $      941
  Amounts due to affiliates ........................................................               6,268
  Line of credit ...................................................................              39,338
  Non-recourse debt on real estate .................................................               7,500
  Dividends payable ................................................................               4,002
                                                                                              ----------
      TOTAL LIABILITIES ............................................................              58,049
                                                                                              ----------
  Minority interests ...............................................................               2,611
                                                                                              ----------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares issued ..                  --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,006,111 shares
      issued and outstanding .......................................................                 100
  Additional paid-in capital .......................................................             140,941
  Unearned stock compensation ......................................................                (848)
  Accumulated other comprehensive income (loss) ....................................              (6,475)
  Distributions in excess of accumulated earnings ..................................              (3,452)
                                                                                              ----------
      TOTAL SHAREHOLDERS' EQUITY ...................................................             130,266
                                                                                              ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................          $  190,926
                                                                                              ==========

See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                        CONSOLIDATED STATEMENT OF INCOME
     FOR THE PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL CAPITALIZATION)
                           THROUGH DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)






REVENUES:
  Interest income on mortgage loans ................................................      $    4,278
  Income from commercial mortgage-backed securities ................................           1,563
  Operating income from real estate ................................................             392
  Equity in earnings of unconsolidated subsidiary and other real estate ventures....             588
  Interest income from short-term investments ......................................           1,924
                                                                                          ----------
    TOTAL REVENUES .................................................................           8,745
                                                                                          ----------

EXPENSES:
  Interest expense .................................................................             567
  Management fees ..................................................................           1,187
  General and administrative .......................................................           1,294
  Depreciation .....................................................................             100
  Participating interest in mortgage loans .........................................             277
  Provision for loan losses ........................................................           1,368
                                                                                          ----------
    TOTAL EXPENSES .................................................................           4,793
                                                                                          ----------

NET INCOME .........................................................................      $    3,952
                                                                                          ==========

EARNINGS PER COMMON SHARE:
   Basic ...........................................................................      $     0.56
                                                                                          ==========
   Diluted .........................................................................      $     0.56
                                                                                          ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ...........................................................................           7,027
                                                                                          ==========
   Diluted .........................................................................           7,031
                                                                                          ==========

See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL CAPITALIZATION)
                   THROUGH DECEMBER 31, 1998 (IN THOUSANDS,
                               EXCEPT SHARE DATA)

                                   Common Stock
                                  $.01 Par Value                              Accumulated   Distributions   Total
                                 ----------------  Additional    Unearned       Other       in Excess of   Nonowner       Total
                                 Number of          Paid-in       Stock      Comprehensive   Accumulated    Changes   Shareholders'
                                  Shares   Amount   Capital    Compensation  Income (Loss)    Earnings     in Equity     Equity
                                 --------- ------  ----------  ------------  -------------  ------------   ---------  -------------
Initial capitalization,
 February 2, 1998..............        100     --    $      1                                                           $      1

Additional paid-in capital,
 February 11, 1998.............         --     --          25                                                                 25


Issuance of common shares
 through IPO, net of
 offering expenses, May 12,
 1998..........................  9,000,000  $  90     124,601                                                            124,691

Issuance of common shares
 through Private Placement,
 May 12, 1998..................  1,000,011     10      14,990                                                             15,000

Issuance of trust managers'
 restricted shares.............      6,000     --          90     $  (90)                                                     --

Total nonowner changes in
 equity

     Net income................                                                                $  3,952     $  3,952       3,952

     Unrealized losses on
       securities available
       for sale................                                                 $ (6,475)                     (6,475)     (6,475)
                                                                                                             -------

Comprehensive loss.............                                                                              $(2,523)
                                                                                                             =======

Compensatory options
 granted.......................                         1,234     (1,234)                                                     --

Amortization of unearned
 trust manager
 compensation .................                                       56                                                      56

Amortization of
 compensatory options .........                                      420                                                     420

Dividends declared
 ($0.74 per common share)......                                                                  (7,404)                  (7,404)
                                 ---------  -----    --------     ------        --------       --------                 --------
Balance at December 31,
 1998.......................... 10,006,111  $ 100    $140,941     $ (848)       $ (6,475)      $ (3,452)                $130,266
                                ==========  =====    ========     ======        ========       ========                 ========



See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL CAPITALIZATION)
                           THROUGH DECEMBER 31, 1998
                                (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................          $   3,952
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ........................................................              1,368
      Depreciation .....................................................................                100
      Amortization of prepaid assets ...................................................                162
      Discount amortization on commercial mortgage-backed securities ...................               (173)
      Amortization of compensatory stock options and unearned trust manager compensation                476
      Amortization of loan commitment fees .............................................               (180)
      Receipt of loan commitment fees ..................................................              1,507
      Increase in receivables and other assets .........................................             (3,659)
      Increase in interest receivable related to commercial mortgage-backed securities .               (345)
      Increase in accounts payable and other liabilities ...............................                941
      Increase in amounts due to affiliates ............................................                736
                                                                                                  ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................              4,885
                                                                                                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of mortgage loans .......................................................            (25,807)
   Investments in mortgage loans .......................................................            (73,059)
   Investments in ADC loan arrangements ................................................            (37,269)
   Principal collected on mortgage loans ...............................................                563
   Purchase of commercial mortgage-backed securities ...................................            (34,480)
   Investment in real estate ...........................................................            (10,329)
   Investment in unconsolidated subsidiary .............................................             (3,501)
   Distributions from ADC joint ventures ...............................................                285
                                                                                                  ---------
           NET CASH USED IN INVESTING ACTIVITIES .......................................           (183,597)
                                                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock ..........................................            139,717
   Proceeds from borrowings under repurchase agreement .................................              5,123
   Repayment of borrowings under repurchase agreement ..................................             (5,123)
   Proceeds from borrowings under line of credit .......................................             39,338
   Proceeds from non-recourse debt on real estate ......................................              7,500
   Deferred financing costs associated with non-recourse debt on real estate ...........               (184)
   Proceeds from other financing provided by affiliate .................................              5,532
   Dividends paid to common shareholders ...............................................             (3,402)
                                                                                                  ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................            188,501
                                                                                                  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................................              9,789

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................                 --
                                                                                                  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................          $   9,789
                                                                                                  =========
SUPPLEMENTAL INFORMATION:
   Interest paid, net of amount capitalized ............................................          $     365
                                                                                                  =========
   Minority interest contributions associated with ADC loan arrangements ...............          $   2,611
                                                                                                  =========
   Dividends declared, paid in 1999 ....................................................          $   4,002
                                                                                                  =========

See notes to consolidated financial statements

                             AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.       ORGANIZATION AND RELATIONSHIPS

AMRESCO Capital Trust (the "Company"), a real estate investment trust ("REIT"), was organized under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities, commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized on February 2, 1998 and commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares (the "Private Placement").

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. ("AMRESCO") (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. The Manager is also entitled to receive reimbursement for its costs of providing certain services to the Company. The base management fee, reimbursable expenses and incentive fee, if any, are payable quarterly in arrears. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned partnership. The Company accounts for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reports its share of income or loss based on its ownership interest. The Company uses the equity method of accounting due to the non-voting nature of its ownership interest in AMREIT II, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuation of commercial mortgage-backed securities, the provision for loan losses and the determination of the fair value of certain share option awards. Actual results may differ from those estimates.

ACQUISITION, DEVELOPMENT AND CONSTRUCTION (ADC) LOAN ARRANGEMENTS

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify as either real estate or joint venture investments for financial reporting purposes. Using the guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Company evaluates each investment to determine whether loan, joint venture or real estate accounting is appropriate; such determination affects the Company's balance sheet classification of these investments and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risks and potential rewards as those of real estate owners or joint venturers. EITF 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and

Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to loans on operating real estate.

The Company accounts for its loan investments classified as real estate in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" and SFAS No. 66, "Accounting for Sales of Real Estate", consistent with its accounting for direct real estate investments. Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 39 years for office and industrial buildings and
27.5 years for multi-family projects.

The Company accounts for its loan investments classified as joint ventures in accordance with the provisions of Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" and thus reports its share of income or loss under the equity method of accounting based on its preferential ownership interest.

MORTGAGE LOANS

Mortgage loans are stated at face value, net of deferred origination and commitment fees and associated direct costs, if any. Loan origination and commitment fees and incremental direct costs, if any, are deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

PROVISION FOR LOAN LOSSES

The Company provides for estimated loan losses by establishing an allowance for losses through a charge to earnings. Management performs a periodic evaluation of the allowance with consideration given to economic conditions and trends, collateral values and other relevant factors. ADC loan arrangements are considered in the allowance for loan losses.

Impairment on a loan-by-loan basis is determined by assessing the probability that a borrower will not be able to fulfill the contractual terms of its loan agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by the fair value of the collateral less estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. The allowance for loan losses is adjusted accordingly. The recognition of income on impaired loans is dependent upon their classification as either mortgage loans, real estate or joint venture investments. Interest income on impaired mortgage loans is recognized using a cash-basis method while income recognition related to ADC loan arrangements is dependent upon the facts and circumstances specific to each investment.

REAL ESTATE

Real estate is stated at cost, net of accumulated depreciation. Costs associated with the acquisition, development and construction of a real estate project are capitalized as a cost of that project during its construction period. In accordance with SFAS No. 34, "Capitalization of Interest Cost", interest on the Company's borrowings is capitalized to the extent such asset qualifies for capitalization. When a real estate project is substantially completed and held available for occupancy, rental revenues and operating costs are recognized as they accrue. Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 39 years. Depreciation on land improvements is provided using the 150% declining-balance method over an estimated useful life of 15 years. Maintenance and repair costs are charged to operations as incurred, while significant capital improvements and replacements are capitalized. Leasing commissions and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related leases. Other deferred charges are amortized over terms applicable to the expenditure.

The Company will record impairment losses on direct real estate investments when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company periodically reviews its real estate holdings to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such impairment losses have been recognized to date.

LEASES

The Company, having retained substantially all of the risks and benefits of ownership, accounts for its leases as operating leases. Rental income is recognized over the terms of the leases as it is earned.

COMMERCIAL MORTGAGE-BACKED SECURITIES

The Company's investments in commercial mortgage-backed securities ("CMBS") are classified as available for sale and are carried at estimated fair value as determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. If a decline in fair value is deemed to be other than temporary, it is charged to earnings during the period such determination is made. Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.

STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for stock option awards granted to its officers and trust managers. Pro forma disclosures of net income and earnings per common share as if the fair value based method of accounting had been applied are included in Note 8.

Stock options awarded to the Manager and certain other members of the AMRESCO Group are accounted for under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related Interpretations.

EARNINGS PER COMMON SHARE

Basic earnings per common share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

INCOME TAXES AND DISTRIBUTIONS

The Company intends to qualify and will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its initial taxable year ended December 31, 1998. As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 95% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements. AMREIT II, Inc. is subject to federal income tax on its taxable income at regular corporate rates.

The Company pays quarterly dividends to its shareholders which are designed to allow the Company to qualify as a REIT under the Code. Earnings and profits, which will determine the taxability of distributions to shareholders, differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve. As a result, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company.

3.       LOAN INVESTMENTS

Concurrent with the commencement of its operations on May 12, 1998, the Company acquired two loans from AMRESCO Funding Corporation, a member of the AMRESCO Group. Additionally, the Company originated eleven loans during the period from May 12, 1998 through December 31, 1998. On September 30, 1998, the Company acquired eight loans from AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group, at an aggregate cash purchase price of $34,292,000, including accrued interest of $812,000. Immediately following the purchase, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from five of the loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as is outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which are required to be made under the five loan agreements. At December 31, 1998, ACFI's contingent obligation for these additional advances approximated $1,695,000. The proceeds received from ACFI are accounted for as a financing. As of December 31, 1998, amounts due to ACFI totaled 5,809,000 and are included in amounts due to affiliates in the consolidated balance sheet. The Company's loan investments are summarized as follows (dollars in thousands):


                                                                                                                     Amount
                                                                                                                  Outstanding at
 Date of Initial          Scheduled                                                 Collateral        Commitment   December 31,
   Investment             Maturity            Location          Property Type        Position           Amount         1998
   ----------             --------            --------          -------------        --------           ------         ----

May 12, 1998           March 31, 2001       Columbus, OH         Mixed Use          Second Lien        $  7,000     $  6,839
May 12, 1998           March 31, 2001       Richardson, TX       Office             Second Lien          14,700       10,811
June 1, 1998           June 1, 2001         Houston, TX          Office             First Lien           11,800       10,033
June 12, 1998          June 30, 2000        Pearland, TX         Apartment          First Lien           12,827        4,238
June 17, 1998          June 30, 2000        San Diego, CA        R&D/Bio-Tech       First Lien            5,560        3,994
June 19, 1998          June 18, 2000        Houston, TX          Office             First Lien           24,000        6,682
June 22, 1998          June 19, 2000        Wayland, MA          Office             First Lien           45,000       24,962
July 1, 1998           July 1, 2001         Dallas, TX           Office             Ptrshp Interests     10,068        6,459
July 2, 1998           June 30, 2000        Washington, D.C.     Office             First Lien            7,000        5,489
July 10, 1998          July 31, 2000        Pasadena, TX         Apartment          First Lien            3,350        2,614
September 1, 1998      February 28, 2001    Los Angeles, CA      Mixed Use          First Lien           18,419       17,418
September 30, 1998     October 30, 1999     Richardson, TX       Office             First Lien           13,001       10,277
September 30, 1998     May 1, 2001          San Antonio, TX      Residential Lots   First Lien            3,266        2,059
September 30, 1998     Various              San Antonio, TX      Residential Lots   First Lien            8,400        1,637
September 30, 1998     July 15, 1999        Galveston, TX        Apartment          First Lien            3,664        3,664
September 30, 1998     June 8, 1999         Ft. Worth, TX        Apartment          Ptrshp Interests      2,650        2,649
September 30, 1998     April 18, 1999       Austin, TX           Office             First Lien            6,325        6,314
September 30, 1998     June 30, 1999        Dallas, TX           Medical Office     First Lien            3,015        2,364
September 30, 1998     July 22, 1999        Norwood, MA          Industrial/Office  First Lien            8,765        7,733
October 1, 1998        April 30, 1999       Richardson, TX       Office             First Lien              567          300
December 29, 1998      December 9, 1999     San Antonio, TX      Residential Lots   First Lien              255          255
                                                                                                       --------     --------
                                                                                                       $209,632     $136,791
                                                                                                       ========     ========


                    Interest  Interest
 Date of Initial      Pay     Accrual
   Investment         Rate     Rate
   ----------         ----     ----

May 12, 1998         15.0%     15.0%
May 12, 1998         10.0%     12.0%
June 1, 1998         12.0%     12.0%
June 12, 1998        10.0%     11.5%
June 17, 1998        10.0%     13.5%
June 19, 1998        12.0%     12.0%
June 22, 1998        10.5%     10.5%
July 1, 1998         10.0%     15.0%
July 2, 1998         10.5%     10.5%
July 10, 1998        10.0%     14.0%
September 1, 1998    10.0%     12.0%
September 30, 1998   10.0%     14.0%
September 30, 1998   16.0%     16.0%
September 30, 1998   10.0%     14.0%
September 30, 1998   10.0%     15.0%
September 30, 1998   10.5%     16.0%
September 30, 1998   10.0%     16.0%
September 30, 1998   10.0%     13.0%
September 30, 1998   10.0%     12.5%
October 1, 1998      9.97%     15.0%
December 29, 1998    16.0%     16.0%

At December 31, 1998, amounts outstanding under construction loans, acquisition/rehabilitation loans, acquisition loans, land development loans and bridge loans totaled $34,657,000, $43,912,000, $46,238,000, $4,251,000 and
$7,733,000, respectively. For all loan investments, payments of interest only are due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest are due at the scheduled maturities of the loans.

Eight of the 21 loans provide for profit participation above the contractual interest accrual rate; four of these eight facilities are included in the pool of loans in which ACFI has a contractual right to collect certain excess proceeds, as described above. The loan investments are classified as follows (in thousands):

                                                           Loan Amount     Balance Sheet Amount
                                                          Outstanding at         at
                                                        December 31, 1998   December 31, 1998
                                                        -----------------  --------------------

Mortgage loans, net ..................................     $  98,303           $  96,976

Real estate, net .....................................        25,191              26,873
Investments in real estate ventures ..................        13,297              12,677
                                                           ---------           ---------
   Total ADC loan arrangements .......................        38,488              39,550
                                                           ---------           ---------
   Total loan investments ............................     $ 136,791             136,526
                                                           =========

Allowance for loan losses ............................                            (1,368)
                                                                               ---------

   Total loan investments, net of allowance for losses                         $ 135,158
                                                                               =========

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, minority interests and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at December 31, 1998 (in thousands):

                   Land ................................     $   6,118
                   Buildings and improvements ..........         3,196
                   Construction in progress ............        17,603
                                                             ---------
                      Total ............................        26,917
                   Less: Accumulated depreciation ......           (44)
                                                             ---------
                                                             $  26,873
                                                             =========

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures is as follows (in thousands):

                   Balance at February 2, 1998 .........     $      --
                   Investments in loans ................       137,354
                   Collections of principal ............          (563)
                                                             ---------
                   Balance at December 31, 1998 ........     $ 136,791
                                                             =========

The activity in the allowance for loan losses was as follows (in thousands):

                   Balance at February 2, 1998 .........     $      --
                   Provision for losses ................         1,368
                   Charge-offs .........................            --
                   Recoveries ..........................            --
                                                             ---------
                   Balance at December 31, 1998 ........     $   1,368
                                                             =========

An ADC loan arrangement with a recorded investment of $6,659,000 was non-performing as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. The average recorded investment in this ADC loan arrangement was $5,970,000 during the period from May 12, 1998 (inception of operations) through December 31, 1998. At December 31, 1998, the amount outstanding under this loan totaled $6,839,000. No income was recognized after the loan investment became non-performing.

As of December 31, 1998, the Company had outstanding commitments to fund approximately $72,841,000 under 21 loans, of which $1,695,000 is reimbursable by ACFI. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1998, approximately 56% of the Company's committed loan investments were collateralized by properties located in Texas. Additionally, approximately 63% of the Company's loan commitments were secured by office properties.

4.       COMMERCIAL MORTGAGE-BACKED SECURITIES

As of December 31, 1998, the Company holds five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34,480,000. The Company's CMBS available for sale are carried at estimated fair value. At December 31, 1998, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (in thousands):

                   Security       Aggregate          Aggregate         Aggregate
                   Rating      Amortized Cost    Unrealized Loss      Fair Value
                   ------      --------------    ---------------      ----------

                   BB-             $ 4,233           $  (618)          $  3,615
                   B                19,489            (2,952)            16,537
                   B-               11,277            (2,675)             8,602
                                   -------           -------            -------
                                   $34,999           $(6,245)           $28,754
                                   =======           =======            =======

Additionally, the Company has recorded an unrealized loss of $230,000, net of tax effects, related to CMBS owned by AMREIT II, Inc. The mortgage loans underlying the Company's CMBS are diverse in nature; no particular concentrations exist by property type or location. At December 31, 1998, the weighted average maturity and weighted average duration of the Company's CMBS was 13 years and 6.3 years, respectively.

5.       REAL ESTATE

On October 23, 1998, the Company (through a majority-owned partnership) acquired an interest in the first of five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area, an 82,730 square foot facility in Arlington, Texas. In connection with this acquisition and other partnership formation activities, the Company contributed $3,400,000 of capital to the partnership; the balance of the acquisition price was financed with a $7,500,000 non-recourse loan (Note 6). Real estate, which is comprised entirely of amounts derived from the Company's partnership investment, consisted of the following at December 31, 1998 (in thousands):

                   Land ................................     $  2,353
                   Buildings and improvements ..........        7,976
                                                             --------
                      Total ............................       10,329
                   Less: Accumulated depreciation ......          (56)
                                                             --------
                                                             $ 10,273
                                                             ========

The acquisitions of the remaining four centers, which are subject to certain closing conditions, will require an additional equity investment of approximately $12,500,000. In anticipation of these acquisitions, the partnership has secured permanent financing commitments aggregating $27,100,000. In connection with the partnership's procurement of this financing, the Company was required to post two irrevocable standby letters of credit totaling $1,084,000. The letters of credit, which expire on July 15, 1999, are collateralized by certificates of deposit in a like amount. The certificates of deposit, which mature on August 31, 1999, are included in receivables and other assets in the consolidated balance sheet.

6.       DEBT AND FINANCING FACILITIES

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million Interim Warehouse and Security Agreement (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to certain limitations, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. Borrowings under the Line of Credit bear interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum depending upon the type of asset, its loan-to-value ratio and the advance rate selected by the Company. Advance rates on eligible assets range from 50% to 95% depending upon the asset's characteristics. Borrowings under the facility are secured by a first lien security interest on all assets funded with proceeds from the Line of Credit. The Line of Credit contains several covenants; among others, the more significant covenants include the maintenance of a $100 million consolidated Tangible Net Worth, as defined and subject to adjustment in connection with any future equity offerings; maintenance of a Coverage Ratio, as defined, of not less than 1.4 to 1; and limitation of Total Indebtedness, as defined, to no more than 400% of shareholders' equity. The Line of Credit matures on July 1, 2000. The weighted average interest rate at December 31, 1998 was 6.65%. Currently, the Company is negotiating modifications to the Line of Credit with PSCC in an effort to lessen the borrowing limitations imposed by PSCC in connection with the existing facility.

To reduce the impact that rising interest rates would have on its floating rate Line of Credit indebtedness, the Company entered into an interest rate cap agreement with a major international financial institution. The cap agreement, which became effective on January 1, 1999, has a notional amount of $33,600,000. Until its expiration on July 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one month LIBOR exceeds 6.0%. The premium paid for this cap, totaling $52,000, is included in receivables and other assets in the consolidated balance sheet. The premium is being amortized on a straight-line basis over the life of the agreement as an adjustment of interest incurred.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the

Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At December 31, 1998, there were no borrowings under the Repurchase Agreement.

Under the terms of the Line of Credit and the Repurchase Agreement, PSCC and PBI, respectively, retain the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets may require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide such additional collateral or fund margin calls.

A consolidated partnership is indebted under the terms of a $7,500,000 non-recourse loan from Jackson National Life Insurance Company. The loan bears interest at 7.28% per annum. The loan requires interest-only payments through January 1, 2002; thereafter, interest and principal payments are due based upon a 25-year amortization schedule. The note, which matures on January 1, 2014, prohibits any prepayment of the outstanding principal prior to January 1, 2006. Thereafter, prepayment is permitted at any time, in whole or in part, upon payment of a yield maintenance premium of at least 1% of the then outstanding principal balance.

Total interest incurred during the period from May 12, 1998 (inception of operations) through December 31, 1998, was $624,000, of which $57,000 was capitalized.

Future scheduled principal repayments on debt and financing facilities at December 31, 1998 are as follows (in thousands):

                   1999 ......................   $    --
                   2000 ......................    39,338
                   2001 ......................        --
                   2002 ......................       100
                   2003 ......................       118
                   2004 and thereafter .......     7,282
                                                 -------
                                                 $46,838
                                                 =======

7.       RELATED PARTY TRANSACTIONS

The Company's day-to-day operations are managed by the Manager, a member of the AMRESCO Group. During the period from May 12, 1998 (inception of operations) through December 31, 1998, base management fees and reimbursable expenses charged to the Company totaled $835,000 and $140,000, respectively. No incentive fees were charged to the Company during this period. Reimbursable expenses are included in general and administrative expenses in the Company's consolidated statement of income. As of December 31, 1998, base management fees and reimbursable expenses due to the Manager totaled $415,000 and $44,000, respectively; these amounts are included in amounts due to affiliates in the consolidated balance sheet.

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

As described more fully in Note 3, the Company acquired certain loans from members of the AMRESCO Group during the period from May 12, 1998 (inception of operations) through December 31, 1998.

8.       STOCK-BASED COMPENSATION

Under the Company's 1998 Share Option and Award Plan, the Company may grant restricted common shares and options to purchase common shares in amounts up to an aggregate of 15% of the Company's outstanding common shares (or 1,500,017 common shares).

On May 12, 1998, the Company granted to its trust managers and officers non-qualified options to purchase 352,000 common shares at an exercise price of $15.00 per share (the IPO price). The options vest ratably over a four-year period beginning one year after the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these awards. As the awards had no intrinsic value at the grant date, no compensation cost has been recognized. Had the Company determined compensation cost associated with these options consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per common share for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 would have been reduced to the following pro forma amounts (in thousands, except per share data):

                   Net income:
                       As reported .................................   $ 3,952
                       Pro forma ...................................   $ 3,831

                   Basic earnings per common share:
                       As reported .................................   $  0.56
                       Pro forma ...................................   $  0.54

                   Diluted earnings per common share:
                       As reported .................................   $  0.56
                       Pro forma ...................................   $  0.54

The estimated fair value of the options granted to the Company's officers and trust managers, approximating $2.20 per share, was measured at the grant date using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rate of 5.64%; expected life of four years; expected volatility of 25%; and dividend yield of 8%. Subsequent to the grant date, the fair value of the options is not adjusted for changes in these assumptions nor for changes in the price of the Company's stock.

On May 12, 1998, the Company granted to the Manager and certain employees of the AMRESCO Group non-qualified options to purchase 1,000,011 and 141,500 common shares, respectively. Seventy percent of the Manager's options and those options awarded to the other members of the AMRESCO Group are exercisable at $15.00 per share (the IPO price); the remaining thirty percent of the Manager's options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002. The Company accounts for these options under SFAS No. 123 and the interpretation thereof provided by EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"; accordingly, compensation cost is recognized over the four-year vesting period. For purposes of recognizing compensation costs during the financial reporting periods prior to the measurement date, the share option awards are measured as of each financial reporting date at their then-current fair value. Changes in those fair values between reporting dates are attributed in accordance with the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As of December 31, 1998, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $1.10 per share. The fair value of the options granted was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rates ranging from 4.54% to 4.59%; expected lives ranging from four to seven years; expected volatility of 40%; and dividend yield of 10%. During the period from May 12, 1998 (inception of operations) through December 31, 1998, management fees and general and administrative expenses included compensatory option charges totaling $352,000 and $68,000, respectively.

A summary of the status of the Company's stock options as of December 31, 1998 and the changes during the period from May 12, 1998 (inception of operations) through December 31, 1998 is as follows:

                                                  Compensatory                 Non-compensatory
                                                     Options                       Options
                                           ---------------------------   ---------------------------
                                                           Weighted                      Weighted
                                           Number of       Average       Number of       Average
                                             Shares     Exercise Price     Shares     Exercise Price
                                           ----------   --------------   ----------   --------------

Granted on May 12, 1998                     1,141,511   $        15.99     352,000    $        15.00
Granted on November 3, 1998                     4,000             7.88          --                --
Exercised                                          --               --          --                --
Forfeited                                     (21,500)          (15.00)         --                --
Expired                                            --               --          --                --
                                           ----------   --------------   ---------    --------------
Options outstanding at December 31, 1998    1,124,011   $        15.98     352,000    $        15.00
                                           ==========   ==============   =========    ==============

As of December 31, 1998, the 1,476,011 options outstanding have a weighted average exercise price of $15.74 and a weighted average remaining contractual life of 9.38 years. No options were exercisable as of December 31, 1998.

In lieu of cash compensation, the Company granted 6,000 restricted common shares to its four independent trust managers on May 12, 1998. The associated compensation cost is being recognized over the one-year service period.

At December 31, 1998, 18,006 shares were available for grant in the form of restricted common shares or options to purchase common shares.

9.       COMMON STOCK

The Company was initially capitalized through the sale of 100 of its common shares to AMRESCO on February 2, 1998 for $1,000. On May 12, 1998, the Company completed its IPO of 9,000,000 shares of common stock. Concurrently, the Private Placement of 1,000,011 common shares was completed with AMREIT Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of AMRESCO. The net proceeds from the IPO and the Private Placement, after the underwriters' discount and offering expenses, aggregated approximately $139.7 million. The price to the public and to Holdings was $15.00 per share and the proceeds to the Company from the IPO and the Private Placement were $14.00 per share (after the underwriter's discount and advisory fee) and $15.00 per share, respectively. Holdings currently owns 1,500,011 shares, or approximately 15% of the Company's outstanding common stock. In addition to the 1,000,011 shares acquired pursuant to the Private Placement, Holdings purchased 500,000 shares through the IPO.

10.      EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, is as follows (in thousands, except per share data):

              Net income available to common shareholders             $3,952
                                                                      ======
              Weighted average common shares outstanding               7,027
                                                                      ======

              Basic earnings per common share                         $ 0.56
                                                                      ======

              Weighted average common shares outstanding               7,027
              Effect of dilutive securities:
                  Restricted shares                                        4
                  Net effect of assumed exercise of stock options         --
                                                                      ======
              Adjusted weighted average shares outstanding             7,031
                                                                      ======
              Diluted earnings per common share                       $ 0.56
                                                                      ======

Options to purchase 1,172,008 shares of common stock at $15.00 per share, 300,003 shares of common stock at $18.75 per share and 4,000 shares of common stock at $7.875 per share were outstanding during the period from May 12, 1998 (inception of operations) through December 31, 1998. The options related to the 1,172,008 shares and the 300,003 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares.

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company's basic and diluted earnings were $0.39 per common share.

11.      DISTRIBUTIONS

The Company has adopted a policy of paying quarterly dividends on its common shares. During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company declared dividends totaling $7,404,000, or $0.74 per share. For federal income tax purposes, all 1998 dividends were reported as ordinary income to the Company's shareholders. Information regarding the declaration and payment of dividends by the Company since its inception of operations is as follows (in thousands, except per share data):

                                                                                                  Dividend per
                               Declaration          Record              Payment       Dividend      Common
                                  Date               Date                Date           Paid         Share
                            -----------------  -----------------   -----------------  ---------   ------------
Period from May 12, 1998
   through June 30, 1998    July 23, 1998       July 31, 1998      August 17, 1998     $ 1,001    $       0.10
Third Quarter               October 22, 1998    October 31, 1998   November 16, 1998     2,401            0.24
Fourth Quarter              December 15, 1998   December 31, 1998  January 27, 1999      4,002            0.40
                                                                                       -------    ------------
                                                                                       $ 7,404    $       0.74
                                                                                       =======    ============


12.      LEASING ACTIVITIES

As of December 31, 1998, the future minimum lease payments to be received by the Company (through a majority-owned partnership) under noncancellable operating leases, which expire on various dates through 2023, are as follows (in thousands):

     1999 ....................... $    983
     2000 .......................      983
     2001 .......................      996
     2002 .......................      999
     2003 .......................      966
     2004 and thereafter ........   14,038
                                  --------
                                  $ 18,965
                                  ========

Approximately 83% of the future minimum lease payments disclosed above are due from a regional grocer.

13.      RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX BASIS INCOME

A reconciliation of the Company's financial statement net income to its tax basis income for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 is as follows:

     Consolidated financial statement net income....................................    $ 3,952

     Difference attributable to differences in methods of accounting for ADC
       loan arrangements............................................................      1,713

     Interest capitalized under SFAS No. 34.........................................        (57)
     Adjustments for restricted stock and compensatory options......................        476
     Provision for loan losses......................................................      1,368
     Other..........................................................................         43
                                                                                        -------
     Tax basis income...............................................................    $ 7,495
                                                                                        =======

For the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company retained a portion of its REIT taxable income in excess of the 95% requirement; as a result, such income is subject to tax at regular corporate rates. These taxes, totaling approximately $20,000 (of which none was paid in 1998), are included in general and administrative expenses in the consolidated statement of income.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair values of financial instruments whether or not such financial instruments are recognizable in the balance sheet. For purposes of the statement, fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. With the exception of real estate, the Company's unconsolidated investment and minority interests, substantially all of the Company's assets and liabilities are considered financial instruments for purposes of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates were derived based upon pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

Mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures have fixed rates which approximate rates that the Company would quote currently for investments with similar terms and risk characteristics; accordingly, their estimated fair values approximate their net carrying values. However, there is not an active secondary trading market for these types of investments; as a result, the estimates of fair value are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the Company generally intends to hold these financial instruments to maturity and realize their recorded values.

Commercial mortgage-backed securities are carried at estimated fair value based on quoted market prices.

The estimated fair values of cash and cash equivalents, receivables and other assets, accounts payable and other liabilities, amounts due to affiliates and dividends payable approximate their carrying values due to the short-term nature of these financial instruments.

The estimated fair value of the Line of Credit approximates its carrying value due to the variable rate nature of the facility. The non-recourse loan on real estate bears interest at a fixed rate which approximates current market rates; accordingly, its fair value is not materially different from its carrying value.

15.      SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires enterprises to report certain financial and descriptive information about their reportable operating segments. SFAS No. 131 also requires certain enterprise-wide disclosures regarding products and services, geographic areas and major customers.

The Company, as an investor in real estate related assets, operates in only one reportable segment. Within this segment, the Company makes asset allocation decisions based upon its diversification strategies and changes in market conditions. During the period from May 12, 1998 (inception of operations) through December 31, 1998, revenues derived from loan investments, CMBS and direct investments in real estate totaled $4,834,000, $1,563,000 and $181,000, respectively. Certain of the revenues derived from the Company's loan investments are included in operating income from real estate and equity in earnings of other real estate ventures in the consolidated statement of income. The Company does not have, nor does it rely upon, any major customers. All of the Company's investments are secured directly or indirectly by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

16.      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company has not yet assessed the impact that SFAS No. 133 will have on its financial condition or results of operations.

17.      SUBSEQUENT  EVENTS (UNAUDITED)

On February 25, 1999, the Company's Board of Trust Managers adopted a shareholder rights plan (the "Plan"). In connection with the adoption of the Plan, the Board of Trust Managers declared a dividend of one preferred share purchase right (a "Right") for each outstanding common share of the Company. The dividend was paid on March 11, 1999 to shareholders of record on March 11, 1999. The Rights trade with the Company's common shares and are not exercisable until a triggering event, as defined, occurs.

On February 25, 1999, the Company's unconsolidated taxable subsidiary assumed control of one of the Company's borrowers through foreclosure of certain partnership interests.

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 (in thousands, except per share data):

                                        Period from
                                      February 2, 1998
                                          through      Second    Third   Fourth
                                       March 31, 1998  Quarter  Quarter  Quarter
                                       --------------  -------  -------  -------
Revenues  ............................      $  --      $ 1,261  $ 2,992  $ 4,492
Net income............................      $  --      $   757  $ 1,272  $ 1,923
Earnings per common share:
   Basic .............................      $  --      $  0.14  $  0.12  $  0.19
   Diluted............................      $  --      $  0.14  $  0.12  $  0.19

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through June 30, 1998, the Company's basic and diluted earnings were $0.08 per common share during the second quarter.

                                 EXHIBIT INDEX

        Exhibit No.       Description
        -----------       -----------
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

           10.1           Interim Warehouse and Security Agreement dated as of
                          July 1, 1998 by and among Prudential Securities
                          Credit Corporation and AMRESCO Capital Trust, AMREIT
                          I, Inc. and AMREIT II, Inc., which exhibit is incorporated herein by reference.

           10.2 Master Repurchase Agreement dated as of July 1, 1998 between Prudential-Bache International, Ltd. and
                          AMRESCO Capital Trust, AMREIT CMBS I, Inc., AMREIT
                          RMBS I, Inc. and AMREIT II, Inc., which exhibit is incorporated herein by reference.

           11             Computation of Per Share Earnings.

           21             Subsidiaries of the Registrant.

           27             Financial Data Schedule.


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                 (i) Form 8-K dated September 30, 1998 and filed with the Commission on October 15, 1998, reporting (a) under
                          Item 2 of such form, the acquisition from an affiliate of the Registrant of (i) a package of loans for a purchase price of approximately $11,313,916 and
                          (ii) another package of loans for a purchase price of approximately $ 22,978,251 and (b) under Item 5 of such form, the origination of four other loans. No financial statements were required to be included in this Form 8-K.