Form 10-Q
period 1999-03-31
AMRESCO CAPITAL TRUST
filed 1999-05-14
CIK 1054337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

       (Mark One)
           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

10,006,111 shares of common stock, $.01 par value per share, as of May 1, 1999.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                                 Page No.
                                                                                                             -----------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998 .....................................          3

  Consolidated Statements of Income - For the Three Months Ended March 31, 1999 and the Period from
    February 2, 1998 (Date of Initial Capitalization) through March 31, 1998..............................          4

  Consolidated Statement of Changes in Shareholders' Equity - For the Three Months Ended
    March 31, 1999........................................................................................          5

  Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 1999 and the Period
    from February 2, 1998 (Date of Initial Capitalization) through March 31, 1998.........................          6

  Notes to Consolidated Financial Statements..............................................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................          21


PART II.  OTHER INFORMATION

Item 5.  Other Information................................................................................          22

Item 6.  Exhibits and Reports on Form 8-K.................................................................          22

SIGNATURE ................................................................................................          24

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             AMRESCO CAPITAL TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             March 31,
                                                                                               1999          December 31,
                                                                                            (unaudited)         1998
                                                                                          --------------    --------------
ASSETS
   Mortgage loans, net ................................................................   $       97,782    $       96,976
   Acquisition, development and construction loan arrangements accounted for as real
      estate or investments in joint ventures .........................................           28,730            39,550
                                                                                          --------------    --------------

   Total loan investments .............................................................          126,512           136,526

   Allowance for loan losses ..........................................................           (1,610)           (1,368)
                                                                                          --------------    --------------

   Total loan investments, net of allowance for losses ................................          124,902           135,158

   Commercial mortgage-backed securities - available for sale (at fair value) .........           27,842            28,754
   Real estate, net of accumulated depreciation of $122 and $56, respectively .........           10,207            10,273
   Investments in unconsolidated partnerships and subsidiary ..........................           11,528             3,271
   Receivables and other assets .......................................................            3,716             3,681
   Cash and cash equivalents ..........................................................            6,846             9,789
                                                                                          --------------    --------------

      TOTAL ASSETS ....................................................................   $      185,041    $      190,926
                                                                                          ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities ..............................................   $        1,001    $          941
  Amounts due to affiliates ...........................................................            4,805             6,268
  Line of credit ......................................................................           39,338            39,338
  Non-recourse debt on real estate ....................................................            7,500             7,500
  Dividends payable ...................................................................             --               4,002
                                                                                          --------------    --------------

      TOTAL LIABILITIES ...............................................................           52,644            58,049
                                                                                          --------------    --------------

  Minority interests ..................................................................              500             2,611
                                                                                          --------------    --------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares issued .....             --                --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,006,111 shares
      issued and outstanding ..........................................................              100               100
  Additional paid-in capital ..........................................................          140,941           140,941
  Unearned stock compensation .........................................................             (658)             (848)
  Accumulated other comprehensive income (loss) .......................................           (7,378)           (6,475)
  Distributions in excess of accumulated earnings .....................................           (1,108)           (3,452)
                                                                                          --------------    --------------

      TOTAL SHAREHOLDERS' EQUITY ......................................................          131,897           130,266
                                                                                          --------------    --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $      185,041    $      190,926
                                                                                          ==============    ==============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                    Period from
                                                                                                                     February 2,
                                                                                                    Three Months          1998
                                                                                                       Ended            through
                                                                                                   March 31, 1999   March 31, 1998
                                                                                                   --------------   --------------
REVENUES:
  Interest income on mortgage loans ............................................................   $        3,057   $         --
  Income from commercial mortgage-backed securities ............................................              914             --
  Operating income from real estate ............................................................              346             --
  Equity in earnings of unconsolidated subsidiary, partnerships and other real estate venture ..               70             --
  Interest income from short-term investments ..................................................               86             --
                                                                                                   --------------   --------------
    TOTAL REVENUES .............................................................................            4,473             --
                                                                                                   --------------   --------------

EXPENSES:
  Interest expense .............................................................................              589             --
  Management fees ..............................................................................              588             --
  General and administrative ...................................................................              523             --
  Depreciation .................................................................................               86             --
  Participating interest in mortgage loans .....................................................              185             --
  Provision for loan losses ....................................................................              742             --
                                                                                                   --------------   --------------
    TOTAL EXPENSES .............................................................................            2,713             --
                                                                                                   --------------   --------------

INCOME BEFORE GAINS ............................................................................            1,760             --

   Gain associated with repayment of ADC loan arrangement ......................................              584             --
                                                                                                   --------------   --------------

NET INCOME .....................................................................................   $        2,344   $         --
                                                                                                   ==============   ==============


EARNINGS PER COMMON SHARE:
   Basic .......................................................................................   $         0.23   $         --
                                                                                                   ==============   ==============
   Diluted .....................................................................................   $         0.23   $         --
                                                                                                   ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .......................................................................................       10,000,111              100
                                                                                                   ==============   ==============
   Diluted .....................................................................................       10,006,960              100
                                                                                                   ==============   ==============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                    Common Stock
                                   $.01 Par Value                                 Accumulated   Distributions
                                 ------------------   Additional   Unearned          Other      in Excess of       Total
                                 Number of            Paid-in        Stock       Comprehensive   Accumulated   Shareholders'
                                   Shares    Amount    Capital   Compensation    Income (Loss)    Earnings        Equity
                                 ---------   ------    -------   ------------    -------------  -------------  -------------
Balance at January 1, 1999.....  10,006,111    $100    $140,941       $(848)         $(6,475)      $ (3,452)    $ 130,266

Net income.....................                                                                       2,344         2,344

Unrealized loss on securities
  available for sale...........                                                         (903)                        (903)

Amortization of unearned trust
  manager compensation ........                                          22                                            22

Amortization of compensatory
  options .....................                                         168                                           168
                                 ----------    ----    --------       -----          -------       --------     ---------

Balance at March 31, 1999......  10,006,111    $100    $140,941       $(658)         $(7,378)      $ (1,108)    $ 131,897
                                 ==========    ====    ========       =====          =======       ========     =========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                                 Period from
                                                                                                                 February 2,
                                                                                              Three Months         1998
                                                                                                  Ended           through
                                                                                              March 31, 1999    March 31, 1998
                                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................................   $        2,344    $         --
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...........................................................              742              --
      Depreciation ........................................................................               86              --
      Gain associated with repayment of ADC loan arrangement ..............................             (584)             --
      Amortization of prepaid assets ......................................................               59              --
      Discount amortization on commercial mortgage-backed securities ......................              (76)             --
      Amortization of compensatory stock options and unearned trust manager compensation ..              190              --
      Amortization of loan commitment fees ................................................             (138)             --
      Receipt of loan commitment fees .....................................................               34              --
      Increase in receivables and other assets ............................................             (374)             --
      Decrease in interest receivable related to commercial mortgage-backed securities ....               82              --
      Increase in accounts payable and other liabilities ..................................               60              --
      Increase in amounts due to affiliates ...............................................              234              --
      Equity in undistributed earnings of unconsolidated subsidiary, partnerships and
         other real estate venture ........................................................              (70)             --
      Distributions from unconsolidated subsidiary ........................................               79              --
                                                                                              --------------    --------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................            2,668              --
                                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ..........................................................           (8,276)             --
   Investments in ADC loan arrangements ...................................................           (8,899)             --
   Sale of mortgage loan to affiliate .....................................................            4,585              --
   Principal collected on mortgage loans ..................................................            1,260              --
   Principal and interest collected on ADC loan arrangement ...............................           11,513              --
   Investments in unconsolidated partnerships and subsidiary ..............................           (2,104)             --
                                                                                              --------------    --------------

           NET CASH USED IN INVESTING ACTIVITIES ..........................................           (1,921)             --
                                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock .............................................             --                  26
   Proceeds from financing provided by affiliate ..........................................              312              --
   Dividends paid to common shareholders ..................................................           (4,002)             --
                                                                                              --------------    --------------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............................           (3,690)               26
                                                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................           (2,943)               26

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................................            9,789              --
                                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................................   $        6,846    $           26
                                                                                              ==============    ==============

SUPPLEMENTAL INFORMATION:

   Interest paid, net of amount capitalized ...............................................   $          588    $         --
                                                                                              ==============    ==============

   Income taxes paid ......................................................................   $           25    $         --
                                                                                              ==============    ==============

   Minority interest distribution associated with ADC loan arrangement ....................   $        2,111    $         --
                                                                                              ==============    ==============

   Receivables transferred in satisfaction of amounts due to affiliate ....................   $          280    $         --
                                                                                              ==============    ==============

   Amounts due to affiliate discharged in connection with sale of mortgage loan ...........   $        1,729    $         --
                                                                                              ==============    ==============

See notes to consolidated financial statements

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.       ORGANIZATION AND RELATIONSHIPS

AMRESCO Capital Trust (the "Company"), a real estate investment trust ("REIT"), was organized under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities ("CMBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized on February 2, 1998 and commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares.

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. The Manager is also entitled to receive reimbursement for its costs of providing certain services to the Company. The base management fee, reimbursable expenses and incentive fee, if any, are payable quarterly in arrears. During the three months ended March 31, 1999, base management fees and reimbursable expenses charged to the Company totaled $447,000 and $34,000, respectively. No incentive fees were charged to the Company during this period. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share. During the three months ended March 31, 1999, management fees included compensatory option charges totaling $141,000.

2.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned partnership. The Company accounts for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reports its share of income or loss based on its ownership interest. The Company uses the equity method of accounting due to the non-voting nature of its ownership interest and because the Company is entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. The Company owns non-controlling interests in two partnerships; the Company accounts for these investments using the equity method of accounting and thus reports its share of income or loss based on its ownership interests. The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the interim financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuation of commercial mortgage-backed securities, the allowance for loan losses and the determination of the fair value of certain share option awards. Actual results may differ from those estimates.

3.       LOAN INVESTMENTS

During the three months ended March 31, 1999, two of the Company's loans were fully repaid and one loan was sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group. Additionally, a fourth loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. As of March 31, 1999, the Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                               Amount
Date of Initial       Scheduled                                             Collateral        Commitment   Outstanding at
Investment            Maturity           Location         Property Type     Position            Amount     March 31, 1999
----------            --------           --------         -------------     --------            ------     --------------
May 12, 1998        March 31, 2001     Richardson, TX     Office            Second Lien        $ 14,700        $ 12,705
June 1, 1998        June 1, 2001       Houston, TX        Office            First Lien           11,800          10,248
June 12, 1998       June 30, 2000      Pearland, TX       Apartment         First Lien           12,827           7,696
June 17, 1998       June 30, 2000      San Diego, CA      R&D/Bio-Tech      First Lien            5,560           4,492
June 19, 1998       June 18, 2000      Houston, TX        Office            First Lien           24,000          10,957
June 22, 1998       June 19, 2000      Wayland, MA        Office            First Lien           45,000          28,541
July 1, 1998        July 1, 2001       Dallas, TX         Office            Ptrshp Interests     10,068           6,674
July 2, 1998        June 30, 2000      Washington, D.C.   Office            First Lien            7,000           5,774
July 10, 1998       July 31, 2000      Pasadena, TX       Apartment         First Lien            3,350           2,791
September 1, 1998   February 28, 2001  Los Angeles, CA    Mixed Use         First Lien           18,419          17,418
September 30, 1998  May 1, 2001        San Antonio, TX    Residential Lots  First Lien            2,952           2,291
September 30, 1998  Various            San Antonio, TX/   Residential Lots  First Lien            8,400           2,246
                                         Sunnyvale, TX
September 30, 1998  July 15, 1999      Galveston, TX      Apartment         First Lien            3,664           3,664
September 30, 1998  June 8, 1999       Ft. Worth, TX      Apartment         Ptrshp Interests      2,650           2,649
September 30, 1998  June 30, 1999      Dallas, TX         Medical Office    First Lien            3,015           2,450
September 30, 1998  July 22, 1999      Norwood, MA        Industrial/Office First Lien            8,765           7,928
October 1, 1998     July 31, 1999      Richardson, TX     Office            First Lien              567             300
                                                                                               --------        --------
                                                                                               $182,737        $128,824
                                                                                               ========        ========
                     Interest  Interest
Date of Initial        Pay     Accrual
Investment             Rate      Rate
----------             ----      ----
May 12, 1998            10.0%   12.0%
June 1, 1998            12.0%   12.0%
June 12, 1998           10.0%   11.5%
June 17, 1998           10.0%   13.5%
June 19, 1998           12.0%   12.0%
June 22, 1998           10.5%   10.5%
July 1, 1998            10.0%   15.0%
July 2, 1998            10.5%   10.5%
July 10, 1998           10.0%   14.0%
September 1, 1998       10.0%   12.0%
September 30, 1998      16.0%   16.0%
September 30, 1998      10.0%   14.0%

September 30, 1998      10.0%   15.0%
September 30, 1998      10.5%   16.0%
September 30, 1998      10.0%   13.0%
September 30, 1998      10.0%   12.5%
October 1, 1998          9.3%   15.0%

At March 31, 1999, amounts outstanding under construction loans, acquisition/rehabilitation loans, acquisition loans, land development loans and bridge loans totaled $34,007,000, $41,938,000, $40,114,000, $4,837,000 and
$7,928,000, respectively.

Three of the 17 loan investments provide the Company with the opportunity for profit participation in excess of the contractual interest accrual rates. The loan investments are classified as follows (in thousands):

                                                                  Loan Amount     Balance Sheet Amount
                                                                 Outstanding at            at
                                                                 March 31, 1999      March 31, 1999
                                                              ------------------------------------------
                    Mortgage loans, net.....................          $  99,005            $  97,782

                    Real estate, net........................             23,145               22,712
                    Investment in real estate venture.......              6,674                6,018
                                                                      ---------            ---------
                       Total ADC loan arrangements..........             29,819               28,730
                                                                      ---------            ---------

                    Total loan investments..................          $ 128,824              126,512
                                                                      =========

                    Allowance for loan losses....................................             (1,610)
                                                                                           ---------

                    Total loan investments, net of allowance for losses..........          $ 124,902
                                                                                           =========

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, minority interests and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at March 31, 1999 (in thousands):

                     Land ..................................   $  4,648
                     Buildings and improvements ............      3,691
                     Construction in progress ..............     14,438
                                                               --------
                        Total ..............................     22,777
                     Less: Accumulated depreciation ........        (65)
                                                               --------

                                                               $ 22,712
                                                               ========

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures is as follows (in thousands):

                    Balance at December 31, 1998 .........   $ 136,791
                    Investments in loans .................      17,779
                    Collections of principal .............     (12,593)
                    Cost of mortgage sold ................      (6,314)
                    Foreclosure (partnership interests) ..      (6,839)
                                                             ---------

                    Balance at March 31, 1999 ............   $ 128,824
                                                             =========

The activity in the allowance for loan losses was as follows (in thousands):

                    Balance at December 31, 1998 ...........   $ 1,368
                    Provision for losses ...................       742
                    Charge-offs ............................      (500)
                    Recoveries .............................      --
                                                               -------

                    Balance at March 31, 1999 ..............   $ 1,610
                                                               =======

As of March 31, 1999, the Company had outstanding commitments to fund approximately $53,913,000 under 17 loans, of which $1,403,000 is reimbursable by ACFI. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

4.       DEBT AND FINANCING FACILITIES

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million Interim Warehouse and Security Agreement (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to certain limitations, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. Prior to the modifications discussed below, borrowings under the Line of Credit bore interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum depending upon the type of asset, its loan-to-value ratio and the advance rate selected by the Company. Advance rates on eligible assets ranged from 50% to 95% depending upon the asset's characteristics. The weighted average interest rate at March 31, 1999 was 5.98%.

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing Line of Credit. The Amended Line of Credit provides for the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility must be securitizable; (3) a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on certain types of loans and assets. Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%.

As compensation for amending the existing line of credit and extending the maturity date, the Company granted warrants to Prudential Securities Incorporated, an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represents the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation.

Borrowings under the facility are secured by a first lien security interest on all assets funded with proceeds from the Amended Line of Credit. The Amended Line of Credit contains several covenants; among others, the more significant covenants include the maintenance of a $100 million consolidated Tangible Net Worth, subject to adjustment in connection with any future equity offerings; maintenance of a Coverage Ratio, as defined, of not less than 1.4 to 1; and limitation of Total Indebtedness, as defined, to no more than 400% of shareholders' equity.

5.       EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three months ended March 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through March 31, 1998, is as follows (in thousands, except share data):

                                                                                     Period from
                                                                                     February 2,
                                                                    Three Months       1998
                                                                        Ended         through
                                                                   March 31, 1999   March 31, 1998
                                                                    -------------   -------------
              Net income available to common shareholders           $       2,344   $        --
                                                                    =============   =============
              Weighted average common shares outstanding               10,000,111             100
                                                                    =============   =============

              Basic earnings per common share                       $        0.23   $        --
                                                                    =============   =============

              Weighted average common shares outstanding               10,000,111             100
              Effect of dilutive securities:
                  Restricted shares                                         6,000            --
                  Net effect of assumed exercise of stock options             849            --
                                                                    -------------   -------------
              Adjusted weighted average shares outstanding             10,006,960             100
                                                                    =============   =============

              Diluted earnings per common share                     $        0.23   $        --
                                                                    =============   =============

Options to purchase 1,478,011 shares of common stock were outstanding at March 31, 1999. Options related to 1,472,011 shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares. The Company was initially capitalized on February 2, 1998 with the sale of 100 shares to AMRESCO, INC. The Company had no earnings prior to the commencement of its operations on May 12, 1998. No options were outstanding during the period from February 2, 1998 through March 31, 1998.

6.       COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. During the three months ended March 31, 1999, total nonowner changes in equity aggregated $1,441,000 and were comprised of net income of $2,344,000 and an unrealized loss on securities available for sale of $903,000. The unrealized loss on securities available for sale had no impact on the Company's taxable income or cash flow.

7.       SEGMENT INFORMATION

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

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company has not yet assessed the impact that SFAS No. 133 will have on its financial condition or results of operations.

9.       SUBSEQUENT EVENTS

On April 22, 1999, the Company declared a dividend of $0.36 per share; the dividend is payable on May 17, 1999 to shareholders of record on April 30, 1999.

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. These properties, which were acquired by subsidiary partnerships at an aggregate purchase price of $30.7 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. In connection with these acquisitions, the title-holding partnerships obtained non-recourse financing aggregating $19.5 million from an unaffiliated third party. Immediately prior to the closing, the Company contributed $11.4 million of capital to the partnership. The proceeds from this contribution were used to fund the balance of the purchase price and to provide initial working capital to the title-holding partnerships. The non-recourse loans bear interest at 6.68% per annum and require interest only payments through December 31, 2001; thereafter, interest and principal payments are due based upon 25-year amortization schedules. The loans mature on January 1, 2014.

As further described in Note 4, the Company's Line of Credit was modified effective as of May 4, 1999.

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

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. To date, the Company's investment activities have been focused in three primary areas: loan investments, CMBS and equity investments in real estate. The Company expects that its mid- to high-yield loan investments and, to a lesser extent, equity investments in real estate, will continue to comprise a substantial portion of its investment portfolio. Similarly, the Company expects to continue to have 15% to 20% of its invested capital (comprising equity and proceeds from its two credit facilities) allocated to CMBS. Additionally, the Company expects to make several of these investments through one or more partnerships in which it holds a minority ownership interest (i.e., 5% to 10%). During the three months ended March 31, 1999, one such partnership was formed.

The Company's investment activities remained slow during the first quarter of 1999 as the mortgage REIT market continued to be affected by the aftermath of the dislocation in the capital markets which occurred in mid to late 1998. The Company closed no new loan investments during the first quarter. This was not due to a lack of investment opportunities but rather was in response to the capital market constraints which impacted the Company. Notwithstanding the lack of new investment activity during the first quarter, the Company advanced $17.8 million under structured loan commitments it had closed on or prior to December 31, 1998; a substantial portion of these funds were provided by the repayment of two loan investments and the sale of one mortgage loan during the quarter. Additionally, the Company's equity investments in real estate increased to $4.8 million as a result of the acquisition of a 49% limited partner interest in a partnership which owns a 116,000 square foot suburban office building. Finally, the Company contributed $0.7 million to a recently formed investment partnership with Olympus Real Estate Corporation. The partnership, which is 5% owned by the Company, acquired several classes of subordinated CMBS at an aggregate purchase price of $12.7 million.

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

The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements".

RESULTS OF OPERATIONS

General

Under generally accepted accounting principles, net income for the three months ended March 31, 1999 was $2,344,000, or $0.23 per common share. The Company commenced operations on May 12, 1998; as a result, comparisons to the prior year's first quarter are not available. The Company's primary sources of revenue for the three months ended March 31, 1999, totaling $4,473,000, were as follows:

o $3,164,000 from loan investments. As certain of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statement of income as follows: interest income on mortgage loans - $3,057,000; and operating income from real estate - $107,000. The loan investments earn interest at accrual rates ranging from 10.5% to 16% per annum as of March 31, 1999.

o    $914,000 from investments in CMBS.

o $239,000 of operating income from real estate owned by the Company (through a majority-owned partnership).

Additionally, the Company realized a gain of $584,000 in connection with the repayment of an ADC loan arrangement. The gain was comprised principally of interest income earned at the accrual rate over the life of the loan investment.

The Company incurred expenses of $2,713,000 during the three months ended March 31, 1999, consisting primarily of the following:

o $588,000 of management fees, including $447,000 of base management fees payable to the Manager pursuant to the Management Agreement and $141,000 of expense associated with compensatory options granted to the Manager. No incentive fees were incurred during the period.

o $523,000 of general and administrative costs, including $200,000 of resolution costs associated with a non-performing loan, $96,000 for professional services, $59,000 for directors and officers' insurance, $34,000 of reimbursable costs pursuant to the Management Agreement, $27,000 related to compensatory options granted to certain members of the AMRESCO Group and $22,000 related to restricted stock awards to the Company's Independent Trust Managers.

o $589,000 of interest expense (net of capitalized interest totaling $151,000) associated with the Company's credit facilities and a non-recourse loan secured by real estate.

o $742,000 of provision for loan losses. During the period, the Company charged-off $500,000 against an existing allowance for losses related to the non-performing loan referred to above. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments".

The Company's policy is to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends are paid quarterly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve (for a discussion of ADC loan arrangements, see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. On April 22, 1999, the Company declared its first quarter dividend; the dividend, totaling $0.36 per share, is payable on May 17, 1999 to shareholders of record on April 30, 1999. For federal income tax purposes, this dividend should be treated as ordinary income to the Company's shareholders.

Loan Investments

During the three months ended March 31, 1999, two of the Company's loans were fully repaid prior to their scheduled maturities and one loan was sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group. The proceeds from these transactions totaled $16,353,000, including accrued interest and a prepayment fee aggregating $180,000. In connection with the loan sale, amounts due to ACFI were reduced by $2,009,000; as of March 31, 1999, amounts due to ACFI totaled $4,324,000. Additionally, a fourth loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. Principal collections on certain of the Company's other loan investments totaled $1,005,000 during the quarter ended March 31, 1999. During the quarter, the Company advanced $17,779,000 under its loan commitments. No new loan commitments were closed during the first quarter.

Excluding the loan classified as an investment in unconsolidated subsidiary, the Company has 17 loans representing $182.7 million in aggregate commitments; as of March 31, 1999, $128.8 million had been advanced under these facilities. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. After giving effect to ACFI's economic interest (as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), commitments and amounts outstanding totaled approximately $177.9 million and $125.4 million, respectively, at March 31, 1999. At March 31, 1999, ACFI's contingent obligation for additional advances which may be required to be made under certain of the Company's loans approximated $1,403,000.

Based upon the amounts outstanding under these facilities and after giving effect to the contractual right sold to ACFI, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.8% and a weighted average interest accrual rate of 11.9% as of March 31, 1999. Six of the 17 loans provide for profit participation above the contractual accrual rate; three of these six facilities are included in the pool of loans in which ACFI has a contractual right to collect certain excess proceeds. The Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                                         Amount
                                                                                                                      Outstanding at
  Date of Initial         Scheduled                                                 Collateral        Commitment        March 31,
     Investment           Maturity            Location           Property Type       Position           Amount          1999 (c)
     ----------           --------            --------           -------------       --------           ------          --------
May 12, 1998          March 31, 2001    Richardson, TX        Office              Second Lien         $14,700           $12,705
June 1, 1998          June 1, 2001      Houston, TX           Office              First Lien           11,800            10,248
June 12, 1998         June 30, 2000     Pearland, TX          Apartment           First Lien           12,827             7,696 (b)
June 17, 1998         June 30, 2000     San Diego, CA         R&D/Bio-Tech        First Lien            5,560             4,492 (b)
June 19, 1998         June 18, 2000     Houston, TX           Office              First Lien           24,000            10,957 (b)
June 22, 1998         June 19, 2000     Wayland, MA           Office              First Lien           45,000            28,541
July 1, 1998          July 1, 2001      Dallas, TX            Office              Ptrshp               10,068             6,674 (a)
                                                                                  Interests
July 2, 1998          June 30, 2000     Washington, D.C.      Office              First Lien            7,000             5,774
July 10, 1998         July 31, 2000     Pasadena, TX          Apartment           First Lien            3,350             2,791
September 1, 1998     February 28, 2001 Los Angeles, CA       Mixed Use           First Lien           18,419            17,418
September 30, 1998    May 1, 2001       San Antonio, TX       Residential Lots    First Lien            2,952             2,291
September 30, 1998    Various           San Antonio, TX/      Residential Lots    First Lien            8,400             2,246
                                          Sunnyvale, TX
September 30, 1998    July 15, 1999     Galveston, TX         Apartment           First Lien            3,664             3,664
September 30, 1998    June 8, 1999      Ft. Worth, TX         Apartment           Ptrshp                2,650             2,649
                                                                                  Interests
September 30, 1998    June 30, 1999     Dallas, TX            Medical Office      First Lien            3,015             2,450
September 30, 1998    July 22, 1999     Norwood, MA           Industrial/Office   First Lien            8,765             7,928
October 1, 1998       July 31, 1999     Richardson, TX        Office              First Lien              567               300
                                                                                                     --------          --------

                                                                                                      182,737           128,824
                                                                         ACFI's Economic Interest      (4,869)           (3,466)
                                                                                                     --------          --------

                                                                                                     $177,868 (d)      $125,358 (d)
                                                                                                     ========          ========

                       Interest     Interest
  Date of Initial        Pay         Accrual
     Investment          Rate         Rate
     ----------          ----         ----
May 12, 1998            10.0%         12.0%
June 1, 1998            12.0%         12.0%
June 12, 1998           10.0%         11.5%
June 17, 1998           10.0%         13.5%
June 19, 1998           12.0%         12.0%
June 22, 1998           10.5%         10.5%
July 1, 1998            10.0%         15.0%

July 2, 1998            10.5%         10.5%
July 10, 1998           10.0%         14.0%
September 1, 1998       10.0%         12.0%
September 30, 1998      16.0%         16.0%
September 30, 1998      10.0%         14.0%

September 30, 1998      10.0%         15.0%
September 30, 1998      10.5%         16.0%

September 30, 1998      10.0%         13.0%
September 30, 1998      10.0%         12.5%
October 1, 1998          9.3%         15.0%


(a) Accounted for as investment in joint venture for financial reporting purposes.

(b)  Accounted for as real estate for financial reporting purposes.

(c) For all loan investments, payments of interest only are due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest are due at the scheduled maturities of the loans.

(d) Amounts exclude the loan which was reclassified to investment in unconsolidated subsidiary during the three months ended March 31, 1999.

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes (see notes [a] and [b] accompanying the table above). As of March 31, 1999, loan investments representing approximately $52,455,000 in aggregate commitments were accounted for as either real estate or joint venture interests; approximately $29,819,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 and a recorded investment of $6,659,000 was over 30 days past due as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the property is encumbered by a $17 million first lien mortgage provided by an unaffiliated third party. During the first quarter, the Company charged-off $500,000 against the allowance for losses related to this investment. Should the Company incur an actual loss on this investment, tax basis income would be adversely affected.

At March 31, 1999, the Company's commercial mortgage loan commitments were geographically dispersed in three states and the District of Columbia: Texas (54%); Massachusetts (29%); California (13%); and Washington, D.C. (4%). The underlying collateral for these loans was comprised of the following property types: office (64%); multifamily (12%); mixed use (10%); residential (6%); industrial (4%); R&D/Bio-Tech (3%); and medical office (1%). Construction loans, acquisition/rehabilitation loans, acquisition loans, single-family lot development loans and bridge loans comprised 30%, 33%, 27%, 7% and 3% of the portfolio, respectively. Eighty-five percent of the portfolio is comprised of first lien loans while the balance of the portfolio (15%) is secured by second liens and/or partnership interests. The percentages reflected above are based upon committed loan amounts and give effect to ACFI's economic interest. Additionally, the percentages exclude the loan which was reclassified to investment in unconsolidated subsidiary during the first quarter.

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

Commercial Mortgage-backed Securities

As of March 31, 1999, the Company holds five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. Due to the continued widening of spreads in the CMBS market during the first quarter, the value of the Company's CMBS holdings declined by $907,000 during the three months ended March 31, 1999; accordingly, the Company recorded an unrealized loss of $907,000 on its CMBS portfolio during the quarter ended March 31, 1999. Additionally, the Company recorded an unrealized gain of $4,000, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary; the security held by this subsidiary has an investment rating of "B-". As these securities are classified as available for sale, the aggregate unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. The cumulative unrealized losses (totaling $7.4 million) have had no impact on the Company's taxable income or cash flow. Management intends to retain these investments for the foreseeable future. Excluding the potential tax effects associated with the security held by the Company's unconsolidated taxable subsidiary, the weighted average unleveraged yield over the expected life of these investments is expected to approximate 11.4%. The Company's direct CMBS investments are summarized as follows (dollars in thousands):

                                                                   Percentage of
                 Security        Aggregate         Aggregate        Total Based
                  Rating      Amortized Cost       Fair Value      on Fair Value
               ------------- ------------------ ----------------- ----------------
                    BB-               $4,239            $3,482             12%
                    B                 19,530            16,095             58%
                    B-                11,225             8,265             30%
                                     -------           -------            ---

                                     $34,994           $27,842            100%
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

Equity Investments in Real Estate

The Company's equity investments in real estate increased to $4.8 million during the three months ended March 31, 1999 as a result of the acquisition of a 49% limited partner interest in a partnership which owns a 116,000 square foot office building in Richardson, Texas. The property is encumbered by a first lien mortgage in the amount of $13.9 million. The Company contributed $1.4 million of capital to the partnership.

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. These properties, which were acquired by subsidiary partnerships at an aggregate purchase price of $30.7 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. In connection with these acquisitions, the title-holding partnerships obtained non-recourse financing aggregating $19.5 million from an unaffiliated third party. Immediately prior to the closing, the Company contributed $11.4 million of capital to the partnership. The proceeds from this contribution were used to fund the balance of the purchase price and to provide initial working capital to the title-holding partnerships. The non-recourse loans bear interest at 6.68% per annum and require interest only payments through December 31, 2001; thereafter, interest and principal payments are due based upon 25-year amortization schedules. The loans mature on January 1, 2014.

The partnership expects to acquire a fifth center, an 87,540 square foot facility in Richardson, Texas, during the third quarter of 1999 following the completion of construction and satisfaction of certain other closing conditions. The fifth center is expected to be acquired at a purchase price of approximately $10.8 million; it is anticipated that this acquisition will be financed with a $3.2 million equity contribution from the Company and $7.6 million of third party non-recourse financing.

Ultimately, the Company expects to construct an additional 62,000 square feet of side-store space; this development is expected to occur at the three recently acquired properties and at the fifth center (following the acquisition thereof). It is currently anticipated that the development costs will be financed with an additional $1 million equity contribution from the Company and $3.8 million of third party financing proceeds.

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

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million credit facility (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to PSCC's approval on an asset by asset basis, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. As a result of the dislocation in the capital markets in mid to late 1998, PSCC became more restrictive in the application of its approval rights with respect to financing for new investments sought by the Company; accordingly, very few new investments were consummated during the fourth quarter of 1998 and the first quarter of 1999. Prior to the modifications discussed below, borrowings under the Line of Credit bore interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum. Borrowings are secured by a first lien security interest in all assets funded with proceeds from the Line of Credit. At March 31, 1999, $39,338,000 had been borrowed under the Line of Credit. The weighted average interest rate at March 31, 1999 was 5.98%. To reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement effective January 1, 1999. The agreement, which expires on July 1, 2000, has a notional amount of $33,600,000. The agreement entitles the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeds 6.0%. There are no margin requirements associated with interest rate caps and therefore there is no liquidity risk associated with this particular hedging instrument. As of March 31, 1999, no payments were due from the counterparty as one month LIBOR had not exceeded 6.0%.

On May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit"). The terms of the Amended Line of Credit are discussed below in "Part II, Item 5. Other Information". In anticipation of completing the modifications to its line of credit, the Company intensified its loan production efforts during the first quarter.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At March 31, 1999, there were no borrowings under the Repurchase Agreement. On April 29, 1999, $11,795,000 was borrowed under this facility in order to provide the funds necessary to complete the acquisition of the three grocery-anchored shopping centers described above.

Under the terms of the Amended Line of Credit and the Repurchase Agreement, PSCC and PBI, respectively, retain the right to mark the underlying collateral to market value. A reduction in the value of its pledged assets may require the Company to provide additional collateral or fund margin calls. From time to time, the Company may be required to provide such additional collateral or fund margin calls.

The Company believes that the funds available under its two credit facilities will be sufficient to meet the Company's liquidity and capital requirements in 1999. The Company believes that the Amended Line of Credit will provide it with more flexibility, which in turn will allow it to utilize favorable financing terms in connection with the origination of investments and enable it to resume the growth of its assets, albeit at a slower rate than was achieved in the second and third quarters of 1998. The Company, however, remains subject to capital constraints. In particular, the Company's ability to raise additional capital through the public equity and debt markets continues to be severely limited. The Company is continuing its efforts to obtain additional secured loan facilities that would better match the duration of its assets. Additionally, these efforts are designed to provide alternatives to the Amended Line of Credit and, ultimately, to replace it. However, there can be no assurances that the Company will be able to obtain renewal or additional financing on acceptable terms.

Management currently believes that the dislocation in the capital markets will not extend long-term; however, its duration is impossible to predict at this time. In the near term, the Company believes it will be constrained from accessing the public equity markets. In addition, new issues of long-term public unsecured debt will be difficult to obtain and, in any event, will likely not be available to the Company at a reasonable cost. Additional secured debt beyond the Company's Amended Line of Credit will also be difficult to obtain and may not be offered at a reasonable cost. Aside from limiting the Company's access to additional capital in the near term to fund growth, the Company has been relatively insulated from the effects of the dislocation in the capital markets. While the market value of the Company's CMBS holdings has declined, the Company invested in these bonds for the long term yields that they are expected to produce. Management believes that the current market dislocation presents significant investment opportunities for selective acquisitions of CMBS and that the fundamental value of the real estate mortgages underlying these bonds has been largely unaffected to date, although general economic conditions could adversely impact real estate values in the future.

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

As is the case with most other companies, the actions the Company, the Manager and AMRESCO, INC. can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, AMRESCO, INC. has communicated with those companies that have significant business relationships with AMRESCO, INC., the Manager or the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which AMRESCO, INC., the Manager or the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, AMRESCO, INC. has sought to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom AMRESCO, INC., the Manager or the Company has material contracts. Responses from all third parties having material contracts with AMRESCO, INC., the Manager or the Company have not been received, nor is it likely that responses will be received from all such third parties. In addition to contacting these third parties, where there are direct interfaces between the systems of AMRESCO, INC. and the systems of these third parties in the first group, AMRESCO, INC. plans to complete testing by the end of the second quarter of 1999 in conformance with the Guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that AMRESCO, INC., the Manager or the Company will be materially affected by any third party Year 2000 readiness issues in connection with the operations of the Manager or the Company.

For all business-critical systems interfaces used in connection with the operations of the Manager and the Company, AMRESCO, INC. advised the Company that readiness was achieved by December 31, 1998. Backup service providers that have achieved Year 2000 readiness have been put in place for significant third party providers that did not complete their Year 2000 initiatives by March 31, 1999.

There can be no assurance that the systems of AMRESCO, INC. or those of third parties will not experience adverse effects after December 31, 1999. Furthermore, there can be no assurance that a failure to convert by another company, or a conversion that is not compatible with the systems of AMRESCO, INC. or those of other companies on which the systems of AMRESCO, INC. rely, would not have a material adverse effect on the Company.

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

Additionally, the Company has made equity investments in a partnership that will ultimately own interests in five grocery-anchored shopping centers and in a partnership which owns a suburban office building. These operations will be subject to many of the risks set forth above. Although the Company intends to monitor Year 2000 readiness, there can be no guarantee that all building systems will be Year 2000 compliant.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that forward-looking statements be subject to such Act and any similar state or federal laws. Forward-looking statements, which are based on various assumptions, include statements regarding the intent, belief or current expectations of the Company, its Manager, and their respective Trustees or directors and officers, and may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan," or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, changes in international, national, regional or local economic environments, changes in prevailing interest rates, credit and prepayment risks, basis and asset/liability risks, spread risk, event risk, conditions which may affect public securities and debt markets generally or the markets in which the Company operates, the Year 2000 issue, the availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, the size and liquidity of the secondary market for commercial mortgage-backed securities, geographic or product type concentrations of assets (temporary or otherwise), hedge mismatches with liabilities, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, changes in federal income tax laws and regulations, and other risks described from time to time in the Company's SEC reports and filings, including its registration statement on Form S-11 and periodic reports on Form 10-Q, Form 8-K and Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to various financial instruments which are subject to market risk. These instruments include mortgage loan investments, investments in commercial mortgage-backed securities ("CMBS") and certain of the Company's borrowing facilities. The Company is also a party to an interest rate cap agreement which it entered into in order to mitigate the market risk exposure associated with its credit facilities. The Company's financial instruments involve, to varying degrees, elements of interest rate risk. Additionally, the Company's investment portfolio, which is comprised of both financial instruments (mortgage loans and CMBS) and equity investments in real estate, is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to affiliates which, due to their short-term nature, are not subject to market risk. For a discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The market risk exposures described therein have not materially changed since December 31, 1998; accordingly, no additional discussion or analysis is provided in this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth, Texas area. The properties include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. Completion of construction of the grocery store anchor space and occupancy of such space occurred less than ninety days prior to the acquisition of the properties by the Company. Leases with the grocery store anchor tenant were executed effective as of the closing date.

Acquisition costs for the properties totaled $30.7 million. The acquiring partnerships financed the acquisitions with $19.5 million of non-recourse loan proceeds from an unaffiliated third party and $11.4 million in equity contributions from the Company. Construction and leasing of additional side-store space is planned to take place in the future and is expected to require an additional $1.0 million equity investment by the Company.

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with Prudential Securities Credit Corporation ("PSCC"); the agreement amended the Company's existing line of credit with PSCC. The Amended Line of Credit provides for the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility must be securitizable; (3) a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on certain types of loans and assets. Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%.

As compensation for amending the existing line of credit and extending the maturity date, the Company granted warrants to Prudential Securities Incorporated, an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represents the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Exhibit Index

                  Exhibit No.

                  4.1 Rights Agreement, dated as of February 25, 1999, between the Company and The Bank of New York, as Rights Agent, which includes: as Exhibit A thereto, the Form of Statement of Designation of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated February 25, 1999, which exhibit is incorporated herein by reference).

                  10.1 Amended and Restated Interim Warehouse and Security Agreement dated as of May 4, 1999, by and among Prudential Securities Credit Corporation and AMRESCO Capital Trust, AMREIT I, Inc., AMREIT II, Inc., ACT Equities, Inc. and ACT Holdings, Inc.

                  10.2 Warrant Agreement dated as of May 4, 1999 between AMRESCO Capital Trust and Prudential Securities Incorporated.

                  27          Financial Data Schedule.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  (i) Form 8-K dated February 25, 1999 and filed with the Commission on March 4, 1999, reporting the adoption of a Shareholder Rights Agreement under
                              Item 5 of such form.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMRESCO CAPITAL TRUST
                                           Registrant


Date:  May 13, 1999                        By: /s/Thomas J. Andrus
                                               ------------------------
                                           Thomas J. Andrus
                                           Executive Vice President
                                           and Chief Financial Officer

                               INDEX TO EXHIBITS

                EXHIBIT
                  No.         DESCRIPTION
                -------       -----------
                  4.1         Rights Agreement, dated as of February 25, 1999,
                              between the Company and The Bank of New York, as
                              Rights Agent, which includes: as Exhibit A
                              thereto, the Form of Statement of Designation of
                              Series A Junior Participating Preferred Shares,
                              par value $.01 per share, of the Company; as
                              Exhibit B thereto, the Form of Right Certificate;
                              and as Exhibit C thereto, the Summary of Rights to
                              Purchase Preferred Shares (filed as Exhibit 1 to
                              the Registrant's Current Report on Form 8-K dated
                              February 25, 1999, which exhibit is incorporated
                              herein by reference).

                  10.1        Amended and Restated Interim Warehouse and
                              Security Agreement dated as of May 4, 1999, by and among Prudential Securities Credit Corporation and
                              AMRESCO Capital Trust, AMREIT I, Inc., AMREIT II,
                              Inc., ACT Equities, Inc. and ACT Holdings, Inc.

                  10.2        Warrant Agreement dated as of May 4, 1999 between
                              AMRESCO Capital Trust and Prudential Securities
                              Incorporated.

                  27          Financial Data Schedule.