Form 10-Q
period 1999-06-30
AMRESCO CAPITAL TRUST
filed 1999-08-16
CIK 1054337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

          10,015,111 shares of common stock, $.01 par value per share, as of August 1, 1999.

                             AMRESCO CAPITAL TRUST

                                     INDEX

                                                                                                                 Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets - June 30, 1999 and December 31, 1998 ......................................          3

  Consolidated Statements of Income - For the Three and Six Months Ended June 30, 1999, the Three Months
    Ended June 30, 1998 and the Period from February 2, 1998 (Date of Initial Capitalization) through
    June 30, 1998.........................................................................................          4

  Consolidated Statement of Changes in Shareholders' Equity - For the Six Months Ended June
    30, 1999..............................................................................................          5

  Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1999 and the Period from
    February 2, 1998 (Date of Initial Capitalization) through June 30, 1998...............................          6

  Notes to Consolidated Financial Statements..............................................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............          15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................          26


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................................          27

Item 5.  Other Information................................................................................          27

Item 6.  Exhibits and Reports on Form 8-K.................................................................          28

SIGNATURE ................................................................................................          29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMRESCO CAPITAL TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           June 30, 1999   December 31,
                                                                                            (unaudited)        1998
                                                                                           -------------   ------------
ASSETS
   Mortgage loans, net ................................................................     $  114,506      $   96,976
   Acquisition, development and construction loan arrangements accounted for as real
      estate or investments in joint ventures .........................................         34,987          39,550
                                                                                            ----------      ----------

   Total loan investments .............................................................        149,493         136,526

   Allowance for loan losses ..........................................................         (2,048)         (1,368)
                                                                                            ----------      ----------

   Total loan investments, net of allowance for losses ................................        147,445         135,158

   Commercial mortgage-backed securities - available for sale (at fair value) .........         26,099          28,754
   Real estate, net of accumulated depreciation of $297 and $56, respectively .........         40,223          10,273
   Investments in unconsolidated partnerships and subsidiary ..........................         11,696           3,271
   Receivables and other assets .......................................................          5,431           3,681
   Cash and cash equivalents ..........................................................          3,770           9,789
                                                                                            ----------      ----------

      TOTAL ASSETS ....................................................................     $  234,664      $  190,926
                                                                                            ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities ..............................................     $    2,103      $      941
  Amounts due to affiliates ...........................................................          5,968           6,268
  Repurchase agreement ................................................................         10,393            --
  Line of credit ......................................................................         59,338          39,338
  Non-recourse debt on real estate ....................................................         26,998           7,500
  Dividends payable ...................................................................           --             4,002
                                                                                            ----------      ----------
      TOTAL LIABILITIES ...............................................................        104,800          58,049
                                                                                            ----------      ----------
  Minority interests ..................................................................            500           2,611
                                                                                            ----------      ----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares issued .....           --              --
  Series A junior participating preferred stock, $.01 par value, 350,000 shares
      authorized, no shares issued ....................................................           --              --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111 and
      10,006,111 shares issued and outstanding, respectively ..........................            100             100
  Additional paid-in capital ..........................................................        140,998         140,941
  Unearned stock compensation .........................................................           (435)           (848)
  Accumulated other comprehensive income (loss) .......................................         (9,296)         (6,475)
  Distributions in excess of accumulated earnings .....................................         (2,003)         (3,452)
                                                                                            ----------      ----------
      TOTAL SHAREHOLDERS' EQUITY ......................................................        129,364         130,266
                                                                                            ----------      ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................     $  234,664      $  190,926
                                                                                            ==========      ==========

See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                Period from
                                                                                                                February 2,
                                                                       Three Months Ended        Six Months        1998
                                                                            June 30,               Ended          through
                                                                   -------------------------      June 30,       June 30,
                                                                      1999           1998           1999           1998
                                                                   ----------     ----------     ----------     -----------
REVENUES:
  Interest income on mortgage loans ..........................     $    3,878     $      140     $    6,935     $      140
  Income from commercial mortgage-backed securities ..........            934             37          1,848             37
  Operating income from real estate ..........................            831             17          1,177             17
  Equity in earnings of  unconsolidated  subsidiary,
    partnerships and other real estate ventures ..............             64            160            134            160
  Interest income from short-term investments ................             36            907            122            907
                                                                   ----------     ----------     ----------     ----------
    TOTAL REVENUES ...........................................          5,743          1,261         10,216          1,261
                                                                   ----------     ----------     ----------     ----------
EXPENSES:
  Interest expense ...........................................          1,069           --            1,658           --
  Management fees ............................................            415            193          1,003            193
  General and administrative .................................            259            198            782            198
  Depreciation ...............................................            211              3            297              3
  Participating interest in mortgage loans ...................            644           --              829           --
  Provision for loan losses ..................................            438            110          1,180            110
                                                                   ----------     ----------     ----------     ----------
    TOTAL EXPENSES ...........................................          3,036            504          5,749            504
                                                                   ----------     ----------     ----------     ----------

INCOME BEFORE GAINS ..........................................          2,707            757          4,467            757

   Gain associated with repayment of ADC loan arrangement ....           --             --              584           --
                                                                   ----------     ----------     ----------     ----------
NET INCOME ...................................................     $    2,707     $      757     $    5,051     $      757
                                                                   ==========     ==========     ==========     ==========
EARNINGS PER COMMON SHARE:
   Basic .....................................................     $     0.27     $     0.14     $     0.50     $     0.23
                                                                   ==========     ==========     ==========     ==========
   Diluted ...................................................     $     0.27     $     0.14     $     0.50     $     0.23
                                                                   ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .....................................................         10,000          5,495         10,000          3,356
                                                                   ==========     ==========     ==========     ==========
   Diluted ...................................................         10,012          5,498         10,009          3,358
                                                                   ==========     ==========     ==========     ==========


See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                       Common Stock
                                      $.01 Par Value                                 Accumulated   Distributions
                                  ---------------------   Additional   Unearned         Other      in Excess of       Total
                                    Number of              Paid-in       Stock      Comprehensive   Accumulated    Shareholders'
                                     Shares      Amount    Capital    Compensation  Income (Loss)     Earnings        Equity
                                  ------------   ------   ----------  ------------  -------------  --------------  -------------
Balance at January 1, 1999......    10,006,111    $100     $140,941      $(848)        $(6,475)       $ (3,452)      $ 130,266

Issuance of trust managers'
  restricted shares.............         9,000      --           91        (91)                                           --

Issuance of warrants............                                400                                                        400

Decrease in fair value of
  compensatory options .........                               (434)       434                                            --

Amortization of unearned trust
  manager compensation..........                                            45                                              45

Amortization of compensatory
  options ......................                                            25                                              25

Dividends declared
  ($0.36 per common share)......                                                                        (3,602)         (3,602)

Unrealized loss on securities
  available for sale............                                                        (2,821)                         (2,821)

Net income......................                                                                         5,051           5,051
                                    ----------    ----     --------      -----         -------        --------       ---------
Balance at June 30, 1999......      10,015,111    $100     $140,998      $(435)        $(9,296)       $ (2,003)      $ 129,364
                                    ==========    ====     ========      =====         =======        ========       =========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                              Period from
                                                                                             Six Months       February 2,
                                                                                                Ended           1998
                                                                                               June 30,        through
                                                                                                 1999        June 30, 1998
                                                                                             ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................................................   $      5,051    $        757
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ..........................................................          1,180             110
      Depreciation .......................................................................            297               3
      Gain associated with repayment of ADC loan arrangement .............................           (584)             --
      Amortization of prepaid assets .....................................................            117              46
      Discount amortization on commercial mortgage-backed securities .....................           (170)             --
      Amortization of compensatory stock options and unearned trust manager
        compensation .....................................................................             70              95
      Amortization of loan commitment fees ...............................................           (324)            (10)
      Receipt of loan commitment fees ....................................................            186             568
      Increase in receivables and other assets ...........................................         (1,191)           (615)
      Decrease (increase) in interest receivable related to commercial
        mortgage-backed securities .......................................................              4             (96)
      Increase in accounts payable and other liabilities .................................          1,162             924
      Increase in amounts due to affiliates ..............................................            984             139
      Increase in deferred income ........................................................             --             294
      Equity in undistributed earnings of unconsolidated subsidiary, partnerships
        and other real estate ventures ...................................................           (134)           (160)
      Distributions from unconsolidated subsidiary and other real estate venture .........            201              69
                                                                                             ------------    ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................          6,849           2,124
                                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans .........................................................        (31,778)        (22,113)
   Investments in ADC loan arrangements ..................................................        (15,191)        (14,100)
   Sale of mortgage loan to affiliate ....................................................          4,585              --
   Principal collected on mortgage loans .................................................          8,072              --
   Principal and interest collected on ADC loan arrangement ..............................         11,513              --
   Investments in real estate ............................................................        (30,191)             --
   Investments in unconsolidated partnerships and subsidiary .............................         (2,334)         (3,501)
   Purchase of commercial mortgage-backed securities .....................................             --         (11,882)
                                                                                             ------------    ------------
           NET CASH USED IN INVESTING ACTIVITIES .........................................        (55,324)        (51,596)
                                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under line of credit .........................................         20,000              --
   Proceeds from borrowings under repurchase agreement ...................................         11,795              --
   Repayment of borrowings under repurchase agreement ....................................         (1,402)             --
   Proceeds from financing provided by affiliate .........................................            725              --
   Proceeds from non-recourse debt on real estate ........................................         19,498              --
   Deferred financing costs associated with line of credit ...............................           (120)             --
   Deferred financing costs associated with non-recourse debt on real estate .............           (436)             --
   Net proceeds from issuance of common stock ............................................             --         139,717
   Dividends paid to common shareholders .................................................         (7,604)             --
                                                                                             ------------    ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................         42,456         139,717
                                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................         (6,019)         90,245

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................          9,789              --
                                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................   $      3,770    $     90,245
                                                                                             ============    ============

SUPPLEMENTAL INFORMATION:
   Interest paid, net of amount capitalized ..............................................   $      1,369    $         --
                                                                                             ============    ============
   Income taxes paid .....................................................................   $         25    $         --
                                                                                             ============    ============
   Minority interest contributions associated with ADC loan arrangements .................   $         --    $        500
                                                                                             ============    ============
   Minority interest distribution associated with ADC loan arrangement ...................   $      2,111    $         --
                                                                                             ============    ============
   Receivables transferred in satisfaction of amounts due to affiliate ...................   $        280    $         --
                                                                                             ============    ============
   Amounts due to affiliate discharged in connection with sale of mortgage loan ..........   $      1,729    $         --
                                                                                             ============    ============
   Issuance of warrants in connection with line of credit ................................   $        400    $         --
                                                                                             ============    ============



See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. The Manager is also entitled to receive reimbursement for its costs of providing certain services to the Company. The base management fee, reimbursable expenses and incentive fee, if any, are payable quarterly in arrears. During the three and six months ended June 30, 1999, base management fees charged to the Company totaled $511,000 and $958,000, respectively. Reimbursable expenses charged to the Company during these periods totaled $70,000 and $104,000, respectively. During the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, base management fees charged to the Company totaled $123,000; reimbursable expenses charged to the Company during these periods totaled $16,000. Since its inception, no incentive fees have been charged to the Company. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share. During the three and six months ended June 30, 1999, management fees included compensatory option charges totaling $(96,000) and $45,000, respectively. During the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, management fees included compensatory option charges totaling $70,000.

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the interim financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuation of commercial mortgage-backed securities, the allowance for loan losses and the determination of the fair value of certain share option awards and warrants. Actual results may differ from those estimates.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

3.       LOAN INVESTMENTS

During the three months ended June 30, 1999, the Company originated one loan and two of the Company's loans were fully repaid. During the six months ended June 30, 1999, four of the Company's loans were fully repaid, one loan origination was closed and one loan was sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group; additionally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. As of June 30, 1999, the Company's loan investments are summarized as follows (dollars in thousands):


                                                                                                             Amount
                                                                                                          Outstanding at
 Date of Initial        Scheduled                                             Collateral     Commitment     June 30,
   Investment            Maturity           Location       Property Type       Position        Amount         1999
------------------   -----------------   --------------    --------------    -------------   ----------- -------------
May 12, 1998         March 31, 2001      Richardson, TX    Office            Second Lien      $14,700       $13,032
June 1, 1998         June 1, 2001        Houston, TX       Office            First Lien        11,800        10,353
June 12, 1998        June 30, 2000       Pearland, TX      Apartment         First Lien        12,827        10,987
June 17, 1998        June 30, 2000       San Diego, CA     R&D/Bio-Tech      First Lien         5,560         4,570
June 19, 1998        June 18, 2000       Houston, TX       Office            First Lien        24,000        14,016
June 22, 1998        June 19, 2000       Wayland, MA       Office            First Lien        45,000        36,951
July 1, 1998         July 1, 2001        Dallas, TX        Office            Ptrshp Interests  10,068         7,017
July 2, 1998         June 30, 2000       Washington, D.C.  Office            First Lien         7,000         5,882
July 10, 1998        July 31, 2000       Pasadena, TX      Apartment         First Lien         3,350         2,900
September 1, 1998    February 28, 2001   Los Angeles, CA   Mixed Use         First Lien        18,419        17,418
September 30,1998    Various             San Antonio, TX/  Residential       First Lien         8,400         2,536
                                         Sunnyvale, TX     Lots
September 30, 1998   October 7, 1999     Ft. Worth, TX     Apartment         Ptrshp Interests   2,650         2,649
September 30, 1998   December 31, 1999   Dallas, TX        Medical Office    First Lien         3,015         2,596
September 30, 1998   September 22, 1999  Norwood, MA       Industrial/Office First Lien         8,765         8,195
October 1, 1998      December 31, 1999   Richardson, TX    Office            First Lien           567           300
May 18, 1999         May 19, 2001        Irvine, CA        Office            First Lien        15,260        12,883
                                                                                             --------      --------
                                                                                             $191,381      $152,285
                                                                                             ========      ========


 Interest Interest
   Pay     Accrual
  Rate      Rate
--------- --------
  10.0%    12.0%
  12.0%    12.0%
  10.0%    11.5%
  10.0%    13.5%
  12.0%    12.0%
  10.5%    10.5%
  10.0%    15.0%
  10.5%    10.5%
  10.0%    14.0%
  10.0%    12.0%
  10.0%    14.0%

  10.5%    16.0%
  10.0%    13.0%
  10.0%    12.5%
   9.3%    15.0%
  10.0%    12.0%




At June 30, 1999, amounts outstanding under construction loans, acquisition/rehabilitation loans, acquisition loans, land development loans and bridge loans totaled $40,684,000, $47,017,000, $53,553,000, $2,836,000 and
$8,195,000, respectively.

Three of the 16 loan investments provide the Company with the opportunity for profit participation in excess of the contractual interest accrual rates. The loan investments are classified as follows (in thousands):

                                                           Loan Amount     Balance Sheet Amount
                                                          Outstanding at            at
                                                          June 30, 1999        June 30, 1999
                                                          --------------  --------------------
Mortgage loans, net ...................................     $ 115,695           $ 114,506

Real estate, net ......................................        29,573              28,740
  Investment in real estate venture ...................         7,017               6,247
                                                            ---------           ---------
   Total ADC loan arrangements ........................        36,590              34,987
                                                            ---------           ---------

Total loan investments ................................     $ 152,285             149,493
                                                            =========

Allowance for loan losses .............................                            (2,048)
                                                                                ---------

Total loan investments, net of allowance for losses ...                         $ 147,445
                                                                                =========

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at June 30, 1999 (in thousands):

                              Land .............................  $  4,648
                              Buildings and improvements .......     4,377
                              Construction in progress .........    19,815
                                                                  --------
                                 Total .........................    28,840
                              Less: Accumulated depreciation ...      (100)
                                                                  --------

                                                                  $ 28,740
                                                                  ========

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures is as follows (in thousands):

                      Balance at December 31, 1998 ..........         $136,791
                      Investments in loans...................           48,052
                      Collections of principal ..............          (19,405)
                      Cost of mortgage sold .................           (6,314)
                      Foreclosure (partnership interests) ...           (6,839)
                                                                      --------

                      Balance at June 30, 1999 ..............         $152,285
                                                                      ========

The activity in the allowance for loan losses was as follows (in thousands):

                      Balance at December 31, 1998 ..........          $ 1,368
                      Provision for losses ..................            1,180
                      Charge-offs ...........................             (500)
                      Recoveries ............................                -
                                                                     ---------

                      Balance at June 30, 1999...............         $  2,048
                                                                      ========

As of June 30, 1999, the Company had outstanding commitments to fund approximately $39,096,000 under 16 loans, of which $990,000 is reimbursable by ACFI. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

4.       REAL ESTATE

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. These properties, which were acquired by subsidiary partnerships at an aggregate purchase price of $30.2 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. In connection with these acquisitions, the subsidiary partnerships which hold title to these assets obtained non-recourse financing aggregating $19.5 million from an unaffiliated third party (Note 5). Immediately prior to the closing, the Company contributed $11.4 million of capital to the partnership. The proceeds from this contribution were used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships.

Real estate, which is comprised entirely of amounts derived from the Company's partnership investment, consisted of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                                   June 30, 1999   December 31, 1998
                                                   -------------   -----------------
              Land .............................      $ 11,285         $  2,353
              Buildings and improvements .......        29,235            7,976
                                                      --------         --------
                 Total .........................        40,520           10,329
              Less: Accumulated depreciation ...          (297)             (56)
                                                      --------         --------

                                                      $ 40,223         $ 10,273
                                                      ========         ========

In connection with the partnership's procurement of third party financing, the Company was required to post two irrevocable standby letters of credit totaling $1,084,000. The letters of credit, which were cancelled on May 4, 1999, were collateralized by certificates of deposit in a like amount; the certificates of deposit mature on August 31, 1999. Concurrent with the cancellation and as a replacement for a portion thereof related to the financing for an additional acquisition, the Company posted an irrevocable standby letter of credit in the amount of $304,000. This letter of credit, which expires on September 15, 1999, is collateralized by a $304,000 certificate of deposit which matures on September 30, 1999. The certificates of deposit aggregating $1,388,000 at June 30, 1999 are included in receivables and other assets in the consolidated balance sheet.

5.       DEBT AND FINANCING FACILITIES

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

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing Line of Credit. The Amended Line of Credit includes the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility must be securitizable; (3) a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on certain types of loans and assets. Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%. At June 30, 1999, the weighted average interest rate under this facility was 6.19%.

As compensation for entering into the Amended Line of Credit and extending the maturity date, the Company granted warrants to Prudential Securities Incorporated, an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represents the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation. The estimated fair value of the warrants, totaling $400,000, was measured at the grant date and is being amortized to interest expense over the 18-month term of the facility using the straight-line method.

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

On July 2, 1999, the Company terminated its existing $33.6 million (notional) interest rate cap agreement at a loss of $4,000. Concurrently, the Company entered into a new cap agreement to reduce the impact that rising interest rates would have on its floating rate indebtedness. The new agreement, which became effective on August 1, 1999, has a notional amount of $59.0 million. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one month LIBOR exceeds 6.25%. The premium paid for this cap, totaling $110,000, will be amortized on a straight-line basis over the life of the agreement as an adjustment of interest incurred.

Three consolidated title-holding partnerships are indebted under the terms of three non-recourse loan agreements with Jackson National Life Insurance Company. The loans, aggregating $19,498,000, bear interest at 6.68% per annum. The loans require interest only payments through January 1, 2002; thereafter, interest and principal payments are due based upon 25-year amortization schedules. The loans, which mature on January 1, 2014, prohibit any prepayment of the outstanding principal prior to January 1, 2006. Thereafter, prepayment is permitted at any time, in whole or in part, upon payment of a yield maintenance premium of at least 1% of the then outstanding principal balance.

Obligations under various financing arrangements were as follows at June 30, 1999 and December 31, 1998 (in thousands):

                                                  June 30, 1999    December 31, 1998
                                                  -------------    -----------------
Repurchase agreement.........................         $10,393         $    --
Line of credit...............................          59,338          39,338
Non-recourse debt on real estate.............          26,998           7,500
                                                      -------         -------
                                                      $96,729         $46,838
                                                      =======         =======

6.       STOCK-BASED COMPENSATION

As of June 30, 1999, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $0.71 per share. The fair value of the options granted was estimated at June 30, 1999 using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rates ranging from 5.97% to 6.17%; expected lives ranging from four to seven years; expected volatility of 35%; and dividend yield of 12%. During the three months ended June 30, 1999, compensation cost associated with these options was adjusted to reflect the decline in fair value approximating $0.39 per share. During the three and six months ended June 30, 1999, the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, management fees and general and administrative expenses included the following compensatory option charges (in thousands):

                                                                        Period from
                                                                        February 2,
                                          Three Months Ended  Six Months   1998
                                               June 30,         Ended     through
                                        -------------------   June 30,    June 30,
                                          1999       1998       1999       1998
                                        --------   --------   --------   --------
Management fees .......................  $ (96)      $  70      $  45       $  70
General and administrative expenses ...    (47)         14        (20)         14
                                         -----       -----      -----       -----

                                         $(143)      $  84      $  25       $  84
                                         =====       =====      =====       =====

In lieu of cash compensation for their services and participation at regularly scheduled meetings of the Board of Trust Managers, the Company granted 2,250 restricted common shares to each of its four independent trust managers on May 11, 1999. The associated compensation cost is being recognized over the one-year service period.

At June 30, 1999, 505,506 shares were available for grant in the form of restricted common shares or options to purchase common shares.

7.       EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three and six months ended June 30, 1999, the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, is as follows (in thousands, except per share data):


                                                                                        Period from
                                                                                        February 2,
                                                          Three Months Ended  Six Months   1998
                                                               June 30,         Ended     through
                                                        -------------------   June 30,    June 30,
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Net income available to common shareholders .........    $ 2,707   $   757    $ 5,051    $   757
                                                         =======   =======    =======    =======
Weighted average common shares outstanding ..........     10,000     5,495     10,000      3,356
                                                         =======   =======    =======    =======

Basic earnings per common share .....................    $  0.27   $  0.14    $  0.50    $  0.23
                                                         =======   =======    =======    =======

Weighted average common shares outstanding ..........     10,000     5,495     10,000      3,356
Effect of dilutive securities
 Restricted shares ..................................         11         3          8          2
 Net effect of assumed exercise of stock options ....          1        --          1         --
                                                         -------   -------    -------    -------
Adjusted weighted average shares outstanding ........     10,012     5,498     10,009      3,358
                                                         =======   =======    =======    =======

Diluted earnings per common share ...................    $  0.27   $  0.14    $  0.50    $  0.23
                                                         =======   =======    =======    =======

Options and warrants to purchase 1,479,511 and 250,002 shares, respectively, of common stock were outstanding at June 30, 1999. Options related to 1,473,511 shares and the warrants were not included in the computation of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares. The Company was initially capitalized on February 2, 1998 with the sale of 100 shares to AMRESCO, INC. The Company had no earnings prior to the commencement of its operations on May 12, 1998. No options or warrants were outstanding during the period from February 2, 1998 through May 11, 1998. When calculated for the period from May 12, 1998 (inception of operations) through June 30, 1998, the Company's basic and diluted earnings were $0.08 per common share.

8.       LEASING ACTIVITIES

As of June 30, 1999, the future minimum lease payments to be received by the Company (through a majority-owned partnership) under noncancellable operating leases, which expire on various dates through 2024, are as follows (in thousands):

                         1999 ..........................    $  1,849
                         2000 ..........................       3,736
                         2001 ..........................       3,753
                         2002 ..........................       3,779
                         2003 ..........................       3,752
                         2004 and thereafter ...........      56,548
                                                            --------

                                                            $ 73,417
                                                            ========

Approximately 85% of the future minimum lease payments disclosed above are due from a regional grocer.

9.       COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income during the three and six months ended June 30, 1999, the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, is as follows (in thousands):

                                                                                        Period from
                                                                                        February 2,
                                                         Three Months Ended  Six Months    1998
                                                               June 30,        Ended     through
                                                        -------------------   June 30,    June 30,
                                                          1999       1998       1999       1998
                                                        --------   --------   --------  -----------
Net income ...........................................  $ 2,707    $   757    $ 5,051    $   757
Unrealized losses on securities available for sale ...   (1,918)        --     (2,821)        --
                                                        -------    -------    -------    -------
Comprehensive income .................................  $   789    $   757    $ 2,230    $   757
                                                        =======    =======    =======    =======

The unrealized losses on securities available for sale had no impact on the Company's taxable income or cash flow.

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

11.      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 such that it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier application is encouraged. The Company has not yet assessed the impact that SFAS No. 133 will have on its financial condition or results of operations.

12. SUBSEQUENT EVENTS

On July 22, 1999, the Company declared a dividend of $0.39 per share; the dividend is payable on August 16, 1999 to shareholders of record on July 31, 1999.

On July 29, 1999, the Company originated a $5,213,000 first lien loan for the acquisition and conversion of a research and development facility in Lexington, Massachusetts; the initial advance under this loan totaled approximately $2,541,000.

Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Impac Commercial Holdings, Inc. ("ICH"). Pursuant to the Merger Agreement, ICH will be merged with and into the Company, with the Company as the surviving entity (the "Merger"), and each outstanding share of common stock of ICH will be converted into 0.66094 of a common share of the Company. Also pursuant to this agreement, the holder of the outstanding shares of Series B 8.5% Cumulative Convertible Preferred Stock of ICH ("ICH Preferred Stock") will convert all of such shares into 1,683,635 shares of common stock of ICH or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of ICH Preferred Stock will be converted into 1,112,782 common shares of the Company. The Merger will be accounted for under the purchase method of accounting. After the Merger, the Company will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to approval by the shareholders of the Company and ICH.

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

The Company's investment activities increased during the second quarter of 1999 following the completion (in early May) of modifications to the Company's line of credit facility. During the quarter, the Company closed one new loan investment (a $15.3 million commitment, of which $12.9 million was funded initially) and it approved two additional loan commitments; one of the two approved loans closed in late July and the other, to be secured by a Canadian property, is expected to close during the third quarter. Additionally, the Company advanced $17.4 million under structured loan commitments it had closed on or prior to December 31, 1998. Loan repayments during the three months ended June 30, 1999 totaled $6.8 million. During the six months ended June 30, 1999, advances under structured loan investments totaled $48.1 million while repayments totaled $19.4 million. Finally, the Company's aggregate capital contributions to partnerships which hold title to real estate increased from $4.8 million at March 31, 1999 to $16.2 million at June 30, 1999 as a result of the Company's acquisition (through a majority-owned partnership) of interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. No commercial mortgage-backed securities were acquired during the recently ended quarter.

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

RESULTS OF OPERATIONS

Under generally accepted accounting principles, net income for the three and six months ended June 30, 1999 was $2,707,000 and $5,051,000, respectively, or $0.27 and $0.50 per common share, respectively. The Company's primary sources of revenue for the three and six months ended June 30, 1999, totaling $5,743,000 and $10,216,000, respectively, were as follows:

o $3,996,000 and $7,160,000, respectively, from loan investments. As certain of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statement of income for the three and six months ended June 30, 1999 as follows: interest income on mortgage loans - $3,878,000 and $6,935,000, respectively; and operating income from real estate - $118,000 and $225,000, respectively. The loan investments earn interest at accrual rates ranging from 10.5% to 16% per annum as of June 30, 1999.

o    $934,000 and $1,848,000, respectively, from investments in CMBS.

o $713,000 and $952,000, respectively, of operating income from real estate owned by the Company (through a majority-owned partnership).

Additionally, the Company realized a gain of $584,000 during the three months ended March 31, 1999 in connection with the repayment of an ADC loan arrangement. The gain was comprised principally of interest income earned at the accrual rate over the life of the loan investment. No gains were realized during the three months ended June 30, 1999.

The Company incurred expenses of $3,036,000 and $5,749,000, respectively, during the three and six months ended June 30, 1999, consisting primarily of the following:

o $415,000 and $1,003,000, respectively, of management fees, including $511,000 and $958,000, respectively, of base management fees payable to the Manager pursuant to the Management Agreement and $(96,000) and $45,000, respectively, of expense associated with compensatory options granted to the Manager. No incentive fees were incurred during either period.

o $259,000 and $782,000, respectively, of general and administrative costs, including $0 and $200,000, respectively, of resolution costs associated with a non-performing loan, $103,000 and $199,000, respectively, for professional services, $58,000 and $117,000, respectively, for directors and officers' insurance, $70,000 and $104,000, respectively, of reimbursable costs pursuant to the Management Agreement, $(47,000) and $(20,000), respectively, related to compensatory options granted to certain members of the AMRESCO Group and $23,000 and $45,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers.

o $1,069,000 and $1,658,000, respectively, of interest expense (net of capitalized interest totaling $235,000 and $386,000, respectively) associated with the Company's credit facilities and four non-recourse loans secured by real estate.

o $438,000 and $1,180,000, respectively, of provision for loan losses. During the three months ended March 31, 1999, the Company charged-off $500,000 against an existing allowance for losses related to the non-performing loan referred to above. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments".

The Company's policy is to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends are paid quarterly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve (for a discussion of ADC loan arrangements, see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. The following dividends have been declared in 1999:

                                                                                                     Dividend
                                          Declaration          Record              Payment              per
                                             Date               Date                Date            Common Share
                                       ------------------ ------------------ -------------------- ----------------

          First Quarter                April 22, 1999     April 30, 1999     May 17, 1999             $ 0.36
          Second Quarter               July 22, 1999      July 31, 1999      August 16, 1999            0.39
                                                                                                      ------

                                                                                                      $ 0.75
                                                                                                      ======

For federal income tax purposes, all dividends declared to date should be treated as ordinary income to the Company's shareholders.

The Company was initially capitalized through the sale of 100 common shares to AMRESCO, INC. on February 2, 1998 and it commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. At June 30, 1998, $52.0 million of the $139.7 million of net proceeds received from the issuance of its common shares had been invested in structured finance arrangements and commercial mortgage-backed securities; the remaining net proceeds were fully invested during the third quarter of 1998. As of June 30, 1998, the Company had advanced $36.7 million under seven commercial mortgage loan commitments. During its initial 50-day period of operations, the Company, either directly or through its unconsolidated taxable subsidiary, acquired three commercial mortgage-backed securities at an aggregate purchase price of $15.3 million. The following comparisons are reflective of the fact that during the entire three and six months ended June 30, 1999, the Company's net proceeds from the issuance of its common shares were fully invested and it (and its consolidated partnerships) had outstanding borrowings under several credit facilities. By contrast, during the three months ended June 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through June 30, 1998, the Company had operations for only 50 days (from May 12, 1998 through June 30, 1998) and it had not fully invested its net proceeds from the issuance of its common shares nor had it begun to borrow under its credit facilities.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The Company's revenues increased 355%, from $1,261,000 to $5,743,000, due primarily to increases in interest income derived from mortgage loan investments, income from commercial mortgage-backed securities, and operating income from real estate; as of June 30, 1998, the Company had not made any equity investments in real estate. The higher revenues were attributable to new loan originations and acquisitions, acquisitions of CMBS and real estate, and additional fundings under commitments which were closed during the Company's initial 50-day period of operations. During the three months ended June 30, 1999, the average book value of the Company's assets, excluding cash and cash equivalents, approximated $205 million. Excluding cash and cash equivalents, the Company had no assets on May 11, 1998. By June 30, 1998, the Company had accumulated assets with a book value of approximately $52.0 million, excluding cash and cash equivalents of $90.2 million. Interest income on short-term investments declined from the comparable period in 1998 as the uninvested portion of the net proceeds received from the issuance of the Company's common shares were temporarily invested during such period in short-term investments.

The Company's expenses increased 502%, from $504,000 to $3,036,000, due primarily to the fact that the Company incurred borrowing costs (including participating interest in mortgage loans) during the three months ended June 30, 1999; during the comparable period in 1998, no such costs were incurred. Additionally, base management fees were higher as a result of the Company's larger asset base upon which the fee is calculated. The Company's loan loss provision was higher as a result of significantly higher loan balances. Finally, depreciation expense increased as a result of several real estate acquisitions which were closed in October 1998 and April 1999.

For the reasons cited above, income before gains and net income increased 258%, from $757,000 to $2,707,000.

Six Months Ended June 30, 1999 Compared to Period from February 2, 1998 (Date of Initial Capitalization) through June 30, 1998

For the reasons described above, the Company's revenues increased 710%, from $1,261,000 to $10,216,000, and its expenses increased 1040%, from $504,000 to
$5,749,000. Income before gains increased 490%, from $757,000 to $4,467,000, and net income increased 567%, from $757,000 to $5,051,000. In addition to the factors cited above, net income increased partially as a result of a gain realized in connection with the repayment of an ADC loan arrangement.

Loan Investments

During the three months ended June 30, 1999, the Company originated one new loan (a $15.3 million first lien commitment) and two of the Company's loans aggregating $5.1 million in then outstanding balances were fully repaid; the initial advance under the new loan totaled approximately $12.9 million. During the six months ended June 30, 1999, four of the Company's loans were fully repaid, one loan origination was closed and one loan was sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group; additionally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. In connection with the loan sale, amounts due to ACFI were reduced by $2.0 million; as of June 30, 1999, amounts due to ACFI totaled $5.4 million. The proceeds from the four loan repayments and the loan sale totaled $22.3 million, including accrued interest, a profit participation and a prepayment fee aggregating $1.0 million. Principal collections on certain of the Company's other loan investments totaled $1.7 million and $2.7 million during the three and six months ended June 30, 1999, respectively. During the three and six months ended June 30, 1999, the Company advanced $17.4 million and $35.2 million, respectively, under loan commitments it had closed on or prior to December 31, 1998.

Excluding the loan classified as an investment in unconsolidated subsidiary, the Company has 16 loans representing $191.4 million in aggregate commitments; as of June 30, 1999, $152.3 million had been advanced under these facilities. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. After giving effect to ACFI's economic interest (as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), commitments and amounts outstanding totaled approximately $185.7 million and $147.6 million, respectively, at June 30, 1999. At June 30, 1999, ACFI's contingent obligation for additional advances which may be required to be made under certain of the Company's loans approximated $990,000.

Based upon the amounts outstanding under these facilities and after giving effect to the contractual right sold to ACFI, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.6% and a weighted average interest accrual rate of 11.8% as of June 30, 1999. Five of the 16 loans provide for profit participation above the contractual accrual rate; two of these five facilities are included in the pool of loans in which ACFI has a contractual right to collect certain excess proceeds. The Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                                    Amount
                                                                                                                Outstanding at
    Date of Initial      Scheduled                                                Collateral        Commitment      June 30,
       Investment        Maturity            Location        Property Type        Position            Amount       1999 (c)
--------------------  -------------------  ----------------  ------------------   ----------------  ----------  ----------------

May 12, 1998          March 31, 2001       Richardson, TX    Office               Second Lien       $  14,700     $  13,032
June 1, 1998          June 1, 2001         Houston, TX       Office               First Lien           11,800        10,353
June 12, 1998         June 30, 2000        Pearland, TX      Apartment            First Lien           12,827        10,987 (b)
June 17, 1998         June 30, 2000        San Diego, CA     R&D/Bio-Tech         First Lien            5,560         4,570 (b)
June 19, 1998         June 18, 2000        Houston, TX       Office               First Lien           24,000        14,016 (b)
June 22, 1998         June 19, 2000        Wayland, MA       Office               First Lien           45,000        36,951
July 1, 1998          July 1, 2001         Dallas, TX        Office               Ptrshp Interests     10,068         7,017 (a)
July 2, 1998          June 30, 2000        Washington, D.C.  Office               First Lien            7,000         5,882
July 10, 1998         July 31, 2000        Pasadena, TX      Apartment            First Lien            3,350         2,900
September 1, 1998     February 28, 2001    Los Angeles, CA   Mixed Use            First Lien           18,419        17,418
September 30, 1998    Various              San Antonio, TX/  Residential Lots     First Lien            8,400         2,536
                                             Sunnyvale, TX
September 30, 1998    October 7, 1999      Ft. Worth, TX     Apartment            Ptrshp Interests      2,650         2,649
September 30, 1998    December 31, 1999    Dallas, TX        Medical Office       First Lien            3,015         2,596
September 30, 1998    September 22, 1999   Norwood, MA       Industrial/Office    First Lien            8,765         8,195
October 1, 1998       December 31, 1999    Richardson, TX    Office               First Lien              567           300
May 18, 1999          May 19, 2001         Irvine, CA        Office               First Lien           15,260        12,883
                                                                                                    ---------     ---------

                                                                                                      191,381       152,285
                                                                      ACFI's Economic Interest         (5,698)       (4,708)
                                                                                                    ---------     ---------

                                                                                                    $ 185,683 (d) $ 147,577 (d)
                                                                                                    =========     =========


                          Interest     Interest
    Date of Initial          Pay       Accrual
       Investment           Rate        Rate
------------------------  ---------  -----------

May 12, 1998                10.0%        12.0%
June 1, 1998                12.0%        12.0%
June 12, 1998               10.0%        11.5%
June 17, 1998               10.0%        13.5%
June 19, 1998               12.0%        12.0%
June 22, 1998               10.5%        10.5%
July 1, 1998                10.0%        15.0%
July 2, 1998                10.5%        10.5%
July 10, 1998               10.0%        14.0%
September 1, 1998           10.0%        12.0%
September 30, 1998          10.0%        14.0%

September 30, 1998          10.5%        16.0%
September 30, 1998          10.0%        13.0%
September 30, 1998          10.0%        12.5%
October 1, 1998              9.3%        15.0%
May 18, 1999                10.0%        12.0%

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

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes (see notes [a] and [b] accompanying the table above). As of June 30, 1999, loan investments representing approximately $52,455,000 in aggregate commitments were accounted for as either real estate or joint venture interests; approximately $36,590,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

At June 30, 1999, the Company's commercial mortgage loan commitments were geographically dispersed in three states and the District of Columbia: Texas (48%); Massachusetts (27%); California (21%); and Washington, D.C. (4%). The underlying collateral for these loans was comprised of the following property types: office (69%); multifamily (10%); mixed use (10%); residential (4%); industrial (3%); R&D/Bio-Tech (3%); and medical office (1%). Acquisition loans, acquisition/rehabilitation loans, construction loans, single-family lot development loans and bridge loans comprised 34%, 30%, 29%, 5% and 2% of the portfolio, respectively. Eighty-five percent of the portfolio is comprised of first lien loans while the balance of the portfolio (15%) is secured by second liens and/or partnership interests. The percentages reflected above are based upon committed loan amounts and give effect to ACFI's economic interest. Additionally, the percentages exclude the loan which was reclassified to investment in unconsolidated subsidiary during the first quarter of 1999.

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

Commercial Mortgage-backed Securities

As of June 30, 1999, the Company holds five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. Due an increase in comparable-term U.S. Treasury rates and increasing spreads in the CMBS market during the three and six months ended June 30, 1999, the value of the Company's CMBS holdings declined by $1,915,000 and $2,822,000, respectively; accordingly, the Company recorded an unrealized loss of $1,915,000 and $2,822,000, respectively, on its CMBS portfolio during the three and six months ended June 30, 1999. Additionally, during the three and six months ended June 30, 1999 the Company recorded an unrealized loss of $3,000 and an unrealized gain of $1,000, respectively, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary; the security held by this subsidiary has an investment rating of "B-". As these securities are classified as available for sale, the aggregate unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. The cumulative unrealized losses (totaling $9.3 million) have had no impact on the Company's taxable income or cash flow. Management intends to retain these investments for the foreseeable future. Excluding the potential tax effects associated with the security held by the Company's unconsolidated taxable subsidiary, the weighted average unleveraged yield over the expected life of these investments is expected to approximate 11.4%. The Company's direct CMBS investments are summarized as follows (dollars in thousands):

                                                                                Percentage of
                              Security        Aggregate         Aggregate        Total Based
                               Rating      Amortized Cost       Fair Value      on Fair Value
                            ------------- ------------------ ----------------- ----------------

                                 BB-             $  4,248          $  3,429             13%
                                 B                 19,590            15,736             60%
                                 B-                11,328             6,934             27%
                                                 --------          --------           ----

                                                 $ 35,166          $ 26,099            100%
                                                 ========          ========           ====

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

In February 1999, the Company contributed $0.7 million to a newly formed investment partnership with Olympus Real Estate Corporation. The partnership, which is 5% owned by the Company, acquired several classes of subordinated CMBS at an aggregate purchase price of $12.7 million. Currently, the Company does not expect to make any additional investments in the partnership.

Equity Investments in Real Estate

On March 2, 1999, the Company acquired a 49% limited partner interest in a partnership which owns a 116,000 square foot office building in Richardson, Texas. The property is encumbered by a first lien mortgage with an outstanding balance of $13.8 million at June 30, 1999. The Company contributed $1.4 million of capital to the partnership.

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. These properties, which were acquired by three subsidiary partnerships at an aggregate purchase price of $30.2 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. In connection with these acquisitions, the three title-holding partnerships obtained non-recourse financing aggregating $19.5 million from an unaffiliated third party. Immediately prior to the closing, the Company contributed $11.4 million of capital to the partnership. The proceeds from this contribution were used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships. With this transaction, the Company has now contributed a total of $16.2 million of capital to partnerships that hold title to real estate. The non-recourse loans bear interest at 6.68% per annum and require interest only payments through January 1, 2002; thereafter, interest and principal payments are due based upon 25-year amortization schedules.
The loans mature on January 1, 2014.

The Company, (through the majority-owned partnership), expects to acquire a fifth center, an 87,540 square foot facility in Richardson, Texas, during the third quarter of 1999 following the completion of construction and satisfaction of certain other closing conditions. The fifth center is expected to be acquired at a purchase price of approximately $10.8 million; it is anticipated that this acquisition will be financed with a $3.2 million equity contribution from the Company and $7.6 million of third party non-recourse financing.

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

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million credit facility (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to PSCC's approval on an asset by asset basis, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. As a result of the dislocation in the capital markets in mid to late 1998, PSCC became more restrictive in the application of its approval rights with respect to financing for new investments sought by the Company; accordingly, very few new investments were consummated during the fourth quarter of 1998 and the first quarter of 1999. Prior to the modifications discussed below, borrowings under the Line of Credit bore interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum. At December 31, 1998, $39,338,000 had been borrowed under the Line of Credit. To reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement which became effective on January 1, 1999; the agreement had a notional amount of $33,600,000 and was scheduled to expire on July 1, 2000. The agreement entitled the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeded 6.0%. Prior to its termination (as described below), no payments were due from the counterparty as one month LIBOR had not exceeded 6.0%. On July 2, 1999, the agreement was terminated and replaced with an interest rate cap agreement which became effective on August 1, 1999. The new agreement, which was entered into to more closely match the then outstanding borrowings, has a notional amount of $59,000,000. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeds 6.25%. There are no margin requirements associated with interest rate caps and therefore there is no liquidity risk associated with this particular hedging instrument.

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing line of credit. The Amended Line of Credit includes the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility must be securitizable; (3) a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on certain types of loans and assets. Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%. Borrowings are secured by a first lien security interest in all assets funded with proceeds from the Amended Line of Credit. At June 30, 1999, $59,338,000 had been borrowed under the Amended Line of Credit. The weighted average interest rate at June 30, 1999 was 6.19%.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At June 30, 1999, $10,393,000 was outstanding under the Repurchase Agreement. At December 31, 1998, there were no outstanding borrowings under this facility. The weighted average interest rate at June 30, 1999 was 6.36%.

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

The Company believes that the funds available under its two credit facilities will be sufficient to meet the Company's liquidity and capital requirements through the maturity date of the Amended Line of Credit. The Company believes that the Amended Line of Credit will provide it with more flexibility, which in turn will allow it to utilize favorable financing terms in connection with the origination of investments and enable it to resume the growth of its assets, albeit at a slower rate than was achieved in the second and third quarters of 1998. The Company, however, remains subject to capital constraints. In particular, the Company's ability to raise additional capital through the public equity and debt markets continues to be severely limited. The Company is continuing its efforts to obtain additional secured loan facilities that would better match the duration of its assets. Additionally, these efforts are designed to provide alternatives to the Amended Line of Credit and, ultimately, to replace it. However, there can be no assurances that the Company will be able to obtain renewal or additional financing on acceptable terms.

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

As is the case with most other companies, the actions the Company, the Manager and AMRESCO, INC. can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, AMRESCO, INC. has communicated with those companies that have significant business relationships with AMRESCO, INC., the Manager or the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which AMRESCO, INC., the Manager or the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, AMRESCO, INC. has sought to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom AMRESCO, INC., the Manager or the Company has material contracts. Responses from all third parties having material contracts with AMRESCO, INC., the Manager or the Company have not been received, nor is it likely that responses will be received from all such third parties. In addition to contacting these third parties, where there are direct interfaces between the systems of AMRESCO, INC. and the systems of these third parties in the first group, AMRESCO, INC. conducted testing in the second quarter of 1999 in conformance with the guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that AMRESCO, INC., the Manager or the Company will be materially affected by any third party Year 2000 readiness issues in connection with the operations of the Manager or the Company.

For all business-critical systems interfaces used in connection with the operations of the Manager and the Company, AMRESCO, INC. advised the Company that readiness was achieved by December 31, 1998. Replacement providers believed to be compliant have been identified for significant third party providers that did not complete their Year 2000 initiatives.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders was held on May 11, 1999. There were 8,461,410 shares present in person or by proxy, which constituted 84.5% of the shares entitled to vote at the meeting. The matters voted upon and the results of such votes were as follows:

         (i) Election of Robert L. Adair III (7,172,986 shares voted in favor and 1,288,424 shares withheld) and John C. Deterding (7,172,716 shares voted in favor and 1,288,694 shares withheld) as Trust Managers for a three year term.

         (ii) Approval and ratification of the appointment by the Board of Trust Managers of Deloitte & Touche LLP as the Company's independent public accountants for the 1999 fiscal year with 8,430,385 shares voted in favor, 7,875 shares voted against and 23,150 shares abstained.

         (iii) Approval of an amendment to Article 2 of the AMRESCO Capital Trust 1998 Share Option and Award Plan to increase the aggregate number of common shares of beneficial interest reserved for issuance thereunder by 500,000 with 5,715,897 shares voted in favor, 2,324,963 shares voted against and 420,550 shares abstained.

ITEM 5.  OTHER INFORMATION

Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Impac Commercial Holdings, Inc. ("ICH"). Pursuant to the Merger Agreement, ICH will be merged with and into the Company, with the Company as the surviving entity (the "Merger"), and each outstanding share of common stock of ICH will be converted into 0.66094 of a common share of the Company. Also pursuant to the Merger Agreement, the holder of the outstanding shares of Series B 8.5% Cumulative Convertible Preferred Stock of ICH ("ICH Preferred Stock") will convert all of such shares into 1,683,635 shares of common stock of ICH or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of ICH Preferred Stock will be converted into 1,112,782 common shares of the Company. The transactions contemplated by the Merger Agreement are subject to approval by the shareholders of the Company and ICH.

A copy of the Merger Agreement is attached as an exhibit to this report.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Exhibit Index

                  Exhibit No.

                  2.1 Agreement and Plan of Merger, dated as of August 4, 1999, by and between the Company and Impac Commercial Holdings, Inc.

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

                  10.1 Amended and Restated Interim Warehouse and Security Agreement dated as of May 4, 1999, by and among Prudential Securities Credit Corporation and AMRESCO Capital Trust, AMREIT I, Inc., AMREIT II, Inc., ACT Equities, Inc. and ACT Holdings, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which exhibit is incorporated herein by reference).

                  10.2 Warrant Agreement dated as of May 4, 1999 between AMRESCO Capital Trust and Prudential Securities Incorporated (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which exhibit is incorporated herein by reference).

                  27          Financial Data Schedule.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMRESCO CAPITAL TRUST
                                             Registrant


Date:  August 16, 1999                       By: /s/Thomas J. Andrus
                                                 ---------------------------
                                                 Thomas J. Andrus
                                                 Executive Vice President
                                                 and Chief Financial Officer

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                       DESCRIPTION
    ------                       -----------

     2.1 Agreement and Plan of Merger, dated as of August 4, 1999, by and between the Company and Impac Commercial Holdings, Inc.

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

     10.1 Amended and Restated Interim Warehouse and Security Agreement dated as of May 4, 1999, by and among Prudential Securities
                 Credit Corporation and AMRESCO Capital Trust, AMREIT I, Inc.,
                 AMREIT II, Inc., ACT Equities, Inc. and ACT Holdings, Inc.
                 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarterly period ended March 31, 1999, which exhibit is incorporated herein by reference).

     10.2        Warrant Agreement dated as of May 4, 1999 between AMRESCO
                 Capital Trust and Prudential Securities Incorporated (filed as
                 Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which exhibit is incorporated herein by reference).

     27          Financial Data Schedule.