Form 10-Q
period 1999-09-30
AMRESCO CAPITAL TRUST
filed 1999-11-12
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

          10,015,111 shares of common stock, $.01 par value per share, as of November 1, 1999.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets - September 30, 1999 and December 31, 1998 .................................       3

  Consolidated Statements of Income - For the Three and Nine Months Ended September 30, 1999, the Three
    Months Ended September 30, 1998 and the Period from February 2, 1998 (Date of Initial Capitalization)
    through September 30, 1998............................................................................       4

  Consolidated Statement of Changes in Shareholders' Equity - For the Nine Months Ended
    September 30, 1999....................................................................................       5

  Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1999 and the
    Period from February 2, 1998 (Date of Initial Capitalization) through September 30, 1998..............       6

  Notes to Consolidated Financial Statements..............................................................       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............       15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................       29


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................       31

SIGNATURE ................................................................................................       32

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             AMRESCO CAPITAL TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           September 30,
                                                                                               1999          December 31,
                                                                                           (unaudited)           1998
                                                                                           ------------      ------------
ASSETS
   Mortgage loans held for investment, net ...........................................     $    124,080      $     96,976
   Acquisition, development and construction loan arrangements accounted for as real
      estate or investments in joint ventures ........................................           42,144            39,550
                                                                                           ------------      ------------

   Total loan investments ............................................................          166,224           136,526

   Allowance for loan losses .........................................................           (2,690)           (1,368)
                                                                                           ------------      ------------

   Total loan investments, net of allowance for losses ...............................          163,534           135,158

   Commercial mortgage-backed securities - available for sale (at fair value) ........           26,027            28,754
   Real estate, net of accumulated depreciation of $572 and $56, respectively ........           50,650            10,273
   Investments in unconsolidated partnerships and subsidiary .........................           11,773             3,271
   Receivables and other assets ......................................................            5,435             3,681
   Cash and cash equivalents .........................................................            3,794             9,789
                                                                                           ------------      ------------

      TOTAL ASSETS ...................................................................     $    261,213      $    190,926
                                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities .............................................     $      2,696      $        941
  Amounts due to affiliates ..........................................................            6,383             6,268
  Repurchase agreement ...............................................................           10,701                --
  Line of credit .....................................................................           78,500            39,338
  Non-recourse debt on real estate ...................................................           34,600             7,500
  Dividends payable ..................................................................               --             4,002
                                                                                           ------------      ------------

      TOTAL LIABILITIES ..............................................................          132,880            58,049
                                                                                           ------------      ------------

  Minority interests .................................................................              500             2,611
                                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares issued ....               --                --
  Series A junior participating preferred stock, $.01 par value, 350,000 shares
      authorized, no shares issued ...................................................               --                --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111 and
      10,006,111 shares issued and outstanding, respectively .........................              100               100
  Additional paid-in capital .........................................................          140,998           140,941
  Unearned stock compensation ........................................................             (359)             (848)
  Accumulated other comprehensive income (loss) ......................................           (9,341)           (6,475)
  Distributions in excess of accumulated earnings ....................................           (3,565)           (3,452)
                                                                                           ------------      ------------

      TOTAL SHAREHOLDERS' EQUITY .....................................................          127,833           130,266
                                                                                           ------------      ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................     $    261,213      $    190,926
                                                                                           ============      ============

See notes to consolidated financial statements

                             AMRESCO CAPITAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                  Period from
                                                                                                                  February 2,
                                                                             Three Months Ended    Nine Months        1998
                                                                                September 30,         Ended         through
                                                                          -----------------------  September 30,  September 30,
                                                                             1999         1998         1999           1998
                                                                          ----------   ----------   ----------     ----------
Revenues:
  Interest income on mortgage loans ...................................   $    3,841   $    1,188   $   10,776     $    1,328
  Income from commercial mortgage-backed securities ...................          905          560        2,753            597
  Operating income from real estate ...................................        1,416           91        2,593            108
  Equity in earnings of unconsolidated  subsidiary,  partnerships and
    other real estate ventures ........................................           63          326          197            486
  Interest income from short-term investments .........................           76          827          198          1,734
                                                                          ----------   ----------   ----------     ----------
    Total revenues ....................................................        6,301        2,992       16,517          4,253
                                                                          ----------   ----------   ----------     ----------

Expenses:
  Interest expense ....................................................        1,769            1        3,427              1
  Management fees .....................................................          610          439        1,613            632
  General and administrative ..........................................          338          755        1,120            953
  Depreciation ........................................................          408           21          705             24
  Participating interest in mortgage loans ............................          190            3        1,019              3
  Provision for loan losses ...........................................          642          501        1,822            611
                                                                          ----------   ----------   ----------     ----------
    Total expenses ....................................................        3,957        1,720        9,706          2,224
                                                                          ----------   ----------   ----------     ----------

Income before gains ...................................................        2,344        1,272        6,811          2,029

   Gain associated with repayment of ADC loan arrangement .............           --           --          584             --
                                                                          ----------   ----------   ----------     ----------

Net income ............................................................   $    2,344   $    1,272   $    7,395     $    2,029
                                                                          ==========   ==========   ==========     ==========


Earnings per common share:
   Basic ..............................................................   $     0.24   $     0.12   $     0.74     $     0.34
                                                                          ==========   ==========   ==========     ==========
   Diluted ............................................................   $     0.24   $     0.12   $     0.74     $     0.34
                                                                          ==========   ==========   ==========     ==========

Weighted average number of common shares outstanding:
   Basic ..............................................................       10,000       10,000       10,000          5,892
                                                                          ==========   ==========   ==========     ==========
   Diluted ............................................................       10,016       10,006       10,011          5,896
                                                                          ==========   ==========   ==========     ==========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                     Common Stock
                                    $.01 Par Value                                 Accumulated    Distributions
                                 -------------------   Additional    Unearned         Other        in Excess of       Total
                                   Number of            Paid-in        Stock      Comprehensive    Accumulated    Shareholders'
                                    Shares    Amount    Capital    Compensation   Income (Loss)     Earnings         Equity
                                 -----------  ------   ---------   ------------   -------------    -----------     ----------
Balance at January 1, 1999....... 10,006,111  $  100   $ 140,941     $  (848)      $  (6,475)       $  (3,452)    $  130,266

Issuance of trust managers'
  restricted shares..............      9,000      --          91         (91)                                             --

Issuance of warrants.............                            400                                                         400

Decrease in fair value of
  compensatory options ..........                           (434)        434                                              --

Amortization of unearned trust
  manager compensation...........                                         68                                              68

Amortization of compensatory
  options .......................                                         78                                              78

Dividends declared
  ($0.75 per common share).......                                                                      (7,508)        (7,508)

Unrealized loss on securities
  available for sale.............                                                     (2,866)                         (2,866)

Net income.......................                                                                       7,395          7,395
                                 -----------  ------   ---------     -------       ---------        ---------     ----------

Balance at September 30, 1999.... 10,015,111  $  100   $ 140,998     $  (359)      $  (9,341)       $  (3,565)    $  127,833
                                 ===========  ======   =========     =======       =========        =========     ==========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                                      Period from
                                                                                                                      February 2,
                                                                                                     Nine Months         1998
                                                                                                        Ended          through
                                                                                                     September 30,   September 30,
                                                                                                         1999            1998
                                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................................................   $      7,395    $      2,029
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ..................................................................          1,822             611
      Depreciation ...............................................................................            705              24
      Gain associated with repayment of ADC loan arrangement .....................................           (584)             --
      Loss on sale of interest rate cap ..........................................................              5              --
      Amortization of prepaid assets .............................................................            176             104
      Discount amortization on commercial mortgage-backed securities .............................           (231)            (54)
      Amortization of compensatory stock options and unearned trust manager compensation .........            146             285
      Amortization of loan commitment fees .......................................................           (555)            (74)
      Receipt of loan commitment fees ............................................................            428           1,220
      Increase in receivables and other assets ...................................................         (1,020)         (1,766)
      Increase in interest receivable related to commercial mortgage-backed securities ...........             --            (377)
      Increase in accounts payable and other liabilities .........................................          1,755           1,008
      Increase in amounts due to affiliates ......................................................          1,217             388
      Equity in undistributed earnings of unconsolidated subsidiary, partnerships and other real
         estate ventures .........................................................................           (197)           (486)
      Distributions from unconsolidated subsidiary, partnerships and other real estate venture ...            294             380
                                                                                                     ------------    ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................         11,356           3,292
                                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of mortgage loans .................................................................             --         (25,807)
   Investments in mortgage loans .................................................................        (41,676)        (55,607)
   Investments in ADC loan arrangements ..........................................................        (22,482)        (29,004)
   Sale of mortgage loan to affiliate ............................................................          4,585              --
   Principal collected on mortgage loans .........................................................          8,385              --
   Principal and interest collected on ADC loan arrangement ......................................         11,513              --
   Investments in real estate ....................................................................        (40,894)             --
   Investments in unconsolidated partnerships and subsidiary .....................................         (2,374)         (3,501)
   Distributions from unconsolidated partnerships and other real estate ventures .................             26             133
   Purchase of commercial mortgage-backed securities .............................................             --         (34,480)
                                                                                                     ------------    ------------
           NET CASH USED IN INVESTING ACTIVITIES .................................................        (82,917)       (148,266)
                                                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under line of credit .................................................         39,162              --
   Proceeds from borrowings under repurchase agreement ...........................................         12,103           5,123
   Repayment of borrowings under repurchase agreement ............................................         (1,402)             --
   Proceeds from financing provided by affiliate .................................................            907           5,020
   Proceeds from non-recourse debt on real estate ................................................         27,100              --
   Purchase of interest rate cap .................................................................           (110)             --
   Proceeds from sale of interest rate cap .......................................................             30              --
   Deferred financing costs associated with line of credit .......................................           (120)             --
   Deferred financing costs associated with non-recourse debt on real estate .....................           (594)             --
   Net proceeds from issuance of common stock ....................................................             --         139,717
   Dividends paid to common shareholders .........................................................        (11,510)         (1,001)
                                                                                                     ------------    ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES .............................................         65,566         148,859
                                                                                                     ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................................         (5,995)          3,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................................          9,789              --
                                                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................................   $      3,794    $      3,885
                                                                                                     ============    ============

SUPPLEMENTAL INFORMATION:
   Interest paid, net of amount capitalized ......................................................   $      2,783    $         --
                                                                                                     ============    ============
   Income taxes paid .............................................................................   $         25    $         --
                                                                                                     ============    ============
   Minority interest contributions associated with ADC loan arrangements .........................   $         --    $      2,611
                                                                                                     ============    ============
   Minority interest distribution associated with ADC loan arrangement ...........................   $      2,111    $         --
                                                                                                     ============    ============
   Receivables transferred in satisfaction of amounts due to affiliate ...........................   $        280    $         --
                                                                                                     ============    ============
   Amounts due to affiliate discharged in connection with sale of mortgage loan ..................   $      1,729    $         --
                                                                                                     ============    ============
   Issuance of warrants in connection with line of credit ........................................   $        400    $         --
                                                                                                     ============    ============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive incentive compensation in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. The Manager is also entitled to receive reimbursement for its costs of providing certain services to the Company. The base management fee, reimbursable expenses and incentive fee, if any, are payable quarterly in arrears. During the three and nine months ended September 30, 1999, base management fees charged to the Company totaled $563,000 and $1,521,000, respectively. Reimbursable expenses charged to the Company during these periods totaled $66,000 and $170,000, respectively. During the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, base management fees charged to the Company totaled $298,000 and $421,000, respectively; reimbursable expenses charged to the Company during these periods totaled $80,000 and $96,000, respectively. Since its inception, no incentive fees have been charged to the Company. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share. During the three and nine months ended September 30, 1999, management fees included compensatory option charges totaling $47,000 and $92,000, respectively. During the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, management fees included compensatory option charges totaling $141,000 and $211,000, respectively.

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

3. LOAN INVESTMENTS

During the three months ended September 30, 1999, the Company originated two loans. During the nine months ended September 30, 1999, four of the Company's loans were fully repaid, three loan originations were closed and one loan was sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group; additionally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. As of September 30, 1999, the Company's loan investments are summarized as follows (dollars in thousands):



    Date of Initial            Scheduled                                                 Collateral
       Investment              Maturity              Location      Property Type          Position
------------------------  -------------------    ----------------  --------------      ---------------
May 12, 1998              March 31, 2001         Richardson, TX    Office              Second Lien
June 1, 1998              June 1, 2001           Houston, TX       Office              First Lien
June 12, 1998             June 30, 2000          Pearland, TX      Apartment           First Lien
June 17, 1998             June 30, 2000          San Diego, CA     R&D/Bio-Tech        First Lien
June 19, 1998             June 18, 2000          Houston, TX       Office              First Lien
June 22, 1998             June 19, 2000          Wayland, MA       Office              First Lien
July 1, 1998              July 1, 2001           Dallas, TX        Office              Ptrshp Interests
July 2, 1998              June 30, 2000          Washington, D.C.  Office              First Lien
July 10, 1998             July 31, 2000          Pasadena, TX      Apartment           First Lien
September 1, 1998         February 28, 2001      Los Angeles, CA   Mixed Use           First Lien
September 30, 1998        Various                San Antonio, TX/  Residential Lots    First Lien
                                                   Sunnyvale, TX
September 30, 1998        October 7, 1999        Ft. Worth, TX     Apartment           Ptrshp Interests
September 30, 1998        December 31, 1999      Dallas, TX        Medical Office      First Lien
September 30, 1998        September 22, 1999     Norwood, MA       Industrial/Office   First Lien
October 1, 1998           December 31, 1999      Richardson, TX    Office              First Lien
May 18, 1999              May 19, 2001           Irvine, CA        Office              First Lien
July 29, 1999             July 28, 2001          Lexington, MA     R&D/Bio-Tech        First Lien
August 19, 1999           August 15, 2001        San Diego, CA     Medical Office      First Lien





                                                                 Amount
                                                              Outstanding at   Interest   Interest
    Date of Initial            Scheduled         Commitment    September 30,     Pay      Accrual
       Investment              Maturity            Amount          1999         Rate       Rate
------------------------  -------------------    -----------  ---------------  --------  --------
May 12, 1998              March 31, 2001         $  14,700    $   13,368        10.0%      12.0%
June 1, 1998              June 1, 2001              11,800        10,531        12.0%      12.0%
June 12, 1998             June 30, 2000             12,827        12,291        10.0%      11.5%
June 17, 1998             June 30, 2000              5,560         4,587        10.0%      13.5%
June 19, 1998             June 18, 2000             24,000        20,281        12.0%      12.0%
June 22, 1998             June 19, 2000             45,000        38,688        10.5%      10.5%
July 1, 1998              July 1, 2001              10,068         7,197        10.0%      15.0%
July 2, 1998              June 30, 2000              7,000         6,165        10.5%      10.5%
July 10, 1998             July 31, 2000              3,350         2,993        10.0%      14.0%
September 1, 1998         February 28, 2001         18,419        17,418        10.0%      12.0%
September 30, 1998        Various                    8,400         3,233        10.0%      14.0%

September 30, 1998        October 7, 1999            2,650         2,649        10.5%      16.0%
September 30, 1998        December 31, 1999          3,015         2,638        10.0%      13.0%
September 30, 1998        September 22, 1999         8,765         8,335        10.0%      12.5%
October 1, 1998           December 31, 1999            567           300         9.7%      15.0%
May 18, 1999              May 19, 2001              15,260        12,924        10.0%      12.0%
July 29, 1999             July 28, 2001              5,213         2,623        10.4%      13.4%
August 19, 1999           August 15, 2001            5,745         3,415        10.4%      10.4%
                                                 ---------    ----------
                                                 $ 202,339    $  169,636
                                                 =========    ==========


As more fully described in Note 13, the following loans were sold to ACFI on November 1, 1999 (dollars in thousands):

                             Amount
                         Outstanding at
        Commitment        September 30,        Scheduled
          Amount              1999              Maturity
     -----------------  ----------------  -------------------
           $ 2,650            $  2,649       October 7, 1999
             3,015               2,638       December 31, 1999
             8,765               8,335       September 22, 1999
           -------            --------
           $14,430            $ 13,622
           =======            ========

At September 30, 1999, amounts outstanding under construction loans, acquisition/rehabilitation loans, acquisition loans, land development loans and bridge loans totaled $48,589,000, $54,944,000, $54,235,000, $3,533,000 and
$8,335,000, respectively.

Three of the 18 loan investments provide the Company with the opportunity for profit participation in excess of the contractual interest accrual rates. The loan investments are classified as follows (in thousands):

                                                              Loan Amount        Balance Sheet
                                                            Outstanding at          Amount at
                                                          September 30, 1999    September 30, 1999
                                                          ------------------    ------------------
Mortgage loans held for investment, net ...............   $          125,280    $          124,080

Real estate, net ......................................               37,159                35,897
Investment in real estate venture .....................                7,197                 6,247
                                                          ------------------    ------------------
   Total ADC loan arrangements ........................               44,356                42,144
                                                          ------------------    ------------------

Total loan investments ................................   $          169,636               166,224
                                                          ==================

Allowance for loan losses .............................                                     (2,690)
                                                                                ------------------

Total loan investments, net of allowance for losses ...                         $          163,534
                                                                                ==================

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at September 30, 1999 (in thousands):

Land ...................................     $      4,648
Buildings and improvements .............           14,514
Construction in progress ...............           16,968
                                             ------------
   Total ...............................           36,130
Less: Accumulated depreciation .........             (233)
                                             ------------

                                             $     35,897
                                             ============

On October 1, 1999, amounts classified as construction in progress were transferred to buildings and improvements.

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures is as follows (in thousands):

Balance at December 31, 1998 ...........     $    136,791
Investments in loans ...................           65,741
Collections of principal ...............          (19,743)
Cost of mortgage sold ..................           (6,314)
Foreclosure (partnership interests) ....           (6,839)
                                             ------------

Balance at September 30, 1999 ..........     $    169,636
                                             ============

The activity in the allowance for loan losses was as follows (in thousands):

Balance at December 31, 1998 ...........     $      1,368
Provision for losses ...................            1,822
Charge-offs ............................             (500)
Recoveries .............................               --
                                             ------------

Balance at September 30, 1999 ..........     $      2,690
                                             ============

As of September 30, 1999, the Company had outstanding commitments to fund approximately $32,703,000 under 18 loans, of which $808,000 was reimbursable by ACFI. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. ACFI's reimbursement obligations were discharged in connection with the loan sale described in Note 13.

4. REAL ESTATE

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. These properties, which were acquired by subsidiary partnerships at an aggregate purchase price of $30.2 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. Through the majority-owned partnership, the Company acquired an interest in an additional grocery-anchored shopping center on August 25, 1999. The newly constructed property, an 87,540 square foot facility in Richardson, Texas, was acquired by a subsidiary partnership at a purchase price of $10.7 million. In connection with these acquisitions, the subsidiary partnerships which hold title to these assets obtained non-recourse financing aggregating $19.5 million and $7.6 million, respectively, from an unaffiliated third party (Note 5). Immediately prior to the closings, the Company contributed $11.4 million and $3.4 million, respectively, of capital to the partnership. The proceeds from these contributions were used, in part, to fund the balance of the acquisition costs, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships. The majority-owned partnership owns, directly or indirectly, all of the equity interests in the title-holding subsidiary partnerships.

Real estate, which is comprised entirely of amounts derived from the Company's partnership investment, consisted of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                             September 30, 1999      December 31, 1998
                                             ------------------      ------------------
Land ...................................     $           14,385      $            2,353
Buildings and improvements .............                 36,837                   7,976
                                             ------------------      ------------------
   Total ...............................                 51,222                  10,329
Less: Accumulated depreciation .........                   (572)                    (56)
                                             ------------------      ------------------

                                             $           50,650      $           10,273
                                             ==================      ==================

In connection with the partnership's procurement of third party financing, the Company was required to post two irrevocable standby letters of credit totaling $1,084,000. The letters of credit, which were cancelled on May 4, 1999, were collateralized by certificates of deposit in a like amount; the certificates of deposit matured on August 31, 1999. Concurrent with the cancellation and as a replacement for a portion thereof related to the financing associated with the Richardson property, the Company posted an irrevocable standby letter of credit in the amount of $304,000. This letter of credit, which was cancelled on August 30, 1999, was collateralized by a $304,000 certificate of deposit that matured on September 30, 1999.

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

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing Line of Credit. The Amended Line of Credit includes the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility must be securitizable; (3) a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on specified types of loans and assets. Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%. At September 30, 1999, the weighted average interest rate under this facility was 6.63% per annum.

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

On July 2, 1999, the Company terminated its existing $33.6 million (notional) interest rate cap agreement at a loss of $5,000. Concurrently, the Company entered into a new cap agreement to reduce the impact that rising interest rates would have on its floating rate indebtedness. The new agreement, which became effective on August 1, 1999, has a notional amount of $59.0 million. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one month LIBOR exceeds 6.25%. The premium paid for this cap, totaling $110,000, is being amortized on a straight-line basis over the life of the agreement as an adjustment of interest incurred.

Five consolidated title-holding partnerships are indebted under the terms of five non-recourse loan agreements with Jackson National Life Insurance Company. All five loans bear interest at 6.83% per annum. The interest rates on the first four loans were adjusted in connection with the placement of the fifth loan on August 25, 1999. Prior to that time, a $7.5 million loan bore interest at 7.28% per annum while three loans aggregating $19.5 million bore interest at 6.68% per annum. The loans require interest only payments through January 1, 2002; thereafter, interest and principal payments are due based upon 25-year amortization schedules. The loans, which mature on January 1, 2014, prohibit any prepayment of the outstanding principal prior to January 1, 2006. Thereafter, prepayment is permitted at any time, in whole or in part, upon payment of a yield maintenance premium of at least 1% of the then outstanding principal balance.

Obligations under various financing arrangements were as follows at September 30, 1999 and December 31, 1998 (in thousands):

                                             September 30, 1999     December 31, 1998
                                             ------------------     ------------------
Repurchase agreement ...................     $           10,701     $               --
Line of credit .........................                 78,500                 39,338
Non-recourse debt on real estate .......                 34,600                  7,500
                                             ------------------     ------------------

                                             $          123,801     $           46,838
                                             ==================     ==================

Future scheduled principal repayments on debt and financing facilities at September 30, 1999 are as follows (in thousands):

Remainder of 1999 ........................   $         --
2000 .....................................         89,201
2001 .....................................             --
2002 .....................................            499
2003 .....................................            581
2004 and thereafter ......................         33,520
                                             ------------
                                             $    123,801
                                             ============

6. STOCK-BASED COMPENSATION

As of September 30, 1999, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $0.71 per share. The fair value of the options granted was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rates ranging from 5.97% to 6.17%; expected lives ranging from four to seven years; expected volatility of 35%; and dividend yield of 12%. During the three months ended June 30, 1999, compensation cost associated with these options was adjusted to reflect the decline in fair value (from March 31, 1999) of approximately $0.39 per share. During the three and nine months ended September 30, 1999, the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, management fees and general and administrative expenses included the following compensatory option charges (in thousands):

                                                                                   Period from
                                                                                    February 2,
                                              Three Months Ended      Nine Months      1998
                                                 September 30,          Ended        through
                                             ---------------------   September 30, September 30,
                                               1999         1998         1999          1998
                                             --------     --------     --------      --------
Management fees ........................     $     47     $    141     $     92      $    211
General and administrative expenses ....            6           27          (14)           41
                                             --------     --------     --------      --------

                                             $     53     $    168     $     78      $    252
                                             ========     ========     ========      ========

In lieu of cash compensation for their services and participation at regularly scheduled meetings of the Board of Trust Managers, the Company granted 2,250 restricted common shares to each of its four independent trust managers on May 11, 1999. The associated compensation cost is being recognized over the one-year service period.

At September 30, 1999, 519,006 shares were available for grant in the form of restricted common shares or options to purchase common shares.

7. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 1999, the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, is as follows (in thousands, except per share data):

                                                                                                               Period from
                                                                                                               February 2,
                                                                 Three Months Ended           Nine Months         1998
                                                                    September 30,                Ended           through
                                                            -----------------------------     September 30,    September 30,
                                                                1999             1998             1999             1998
                                                            ------------     ------------     ------------     ------------
Net income available to common shareholders ...........     $      2,344     $      1,272     $      7,395     $      2,029
                                                            ============     ============     ============     ============
Weighted average common shares outstanding ............           10,000           10,000           10,000            5,892
                                                            ============     ============     ============     ============

Basic earnings per common share .......................     $       0.24     $       0.12     $       0.74     $       0.34
                                                            ============     ============     ============     ============

Weighted average common shares outstanding ............           10,000           10,000           10,000            5,892
Effect of dilutive securities:
    Restricted shares .................................               15                6               11                4
    Net effect of assumed exercise of stock options ...                1               --               --               --
                                                            ------------     ------------     ------------     ------------
Adjusted weighted average shares outstanding ..........           10,016           10,006           10,011            5,896
                                                            ============     ============     ============     ============

Diluted earnings per common share .....................     $       0.24     $       0.12     $       0.74     $       0.34
                                                            ============     ============     ============     ============

Options and warrants to purchase 1,466,011 and 250,002 shares, respectively, of common stock were outstanding at September 30, 1999. For the three and nine months ended September 30, 1999, options related to 1,460,011 shares and the warrants were not included in the computation of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares. The Company was initially capitalized on February 2, 1998 with the sale of 100 shares to AMRESCO, INC. The Company had no earnings prior to the commencement of its operations on May 12, 1998. No options or warrants were outstanding during the period from February 2, 1998 through May 11, 1998. When calculated for the period from May 12, 1998 (inception of operations) through September 30, 1998, the Company's basic and diluted earnings were $0.20 per common share.

8. LEASING ACTIVITIES

As of September 30, 1999, the future minimum lease payments to be received by the Company (through a majority-owned partnership) under noncancellable operating leases, which expire on various dates through 2024, are as follows (in thousands):

Remainder of 1999 ........................   $      1,158
2000 .....................................          4,613
2001 .....................................          4,630
2002 .....................................          4,657
2003 .....................................          4,630
2004 and thereafter ......................         71,979
                                             ------------

                                             $     91,667
                                             ============

Approximately 86% of the future minimum lease payments disclosed above are due from a regional grocer.

9. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income during the three and nine months ended September 30, 1999, the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, is as follows (in thousands):


                                                                                                     Period from
                                                                                                     February 2,
                                                              Three Months Ended     Nine Months        1998
                                                                 September 30,          Ended          through
                                                          ----------------------    September 30,   September 30,
                                                            1999          1998          1999            1998
                                                          --------      --------      --------        --------
Net income ...........................................    $  2,344      $  1,272      $  7,395        $  2,029
Unrealized losses on securities available for sale ...         (45)       (4,301)       (2,866)         (4,301)
                                                          --------      --------      --------        --------

Comprehensive income (loss) ..........................    $  2,299      $ (3,029)     $  4,529        $ (2,272)
                                                          ========      ========      ========        ========


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

12. MERGER WITH IMPAC COMMERCIAL HOLDINGS, INC.

Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Impac Commercial Holdings, Inc. ("ICH"). Pursuant to the Merger Agreement, ICH will be merged with and into the Company, with the Company as the surviving entity (the "Merger"), and each outstanding share of common stock of ICH will be converted into 0.66094 of a common share of the Company. Also pursuant to this agreement, the holder of the outstanding shares of Series B 8.5% Cumulative Convertible Preferred Stock of ICH ("ICH Preferred Stock") will convert all of such shares into 1,683,635 shares of common stock of ICH or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of ICH Preferred Stock will be converted into 1,112,782 common shares of the Company. The Merger will be accounted for under the purchase method of accounting. After the Merger, the Company will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed late in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to approval by the shareholders of the Company and ICH.

On September 8, 1999, AMRESCO, INC., AMREIT Managers, L.P., AMREIT Holdings, Inc. and MLM Holdings, Inc. (all of which are members of the AMRESCO Group) and FIC Management, Inc. (ICH's external manager) entered into a purchase agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, FIC Management, Inc. (or one of its affiliates) agreed to acquire certain assets from the AMRESCO Group concurrent with and as a condition to the closing of the Merger. These assets include, among others, the Company's existing management agreement and 1,500,111 common shares of the Company (representing approximately 15% of the Company's outstanding common shares).

13. SUBSEQUENT EVENTS

On October 21, 1999, the Company declared a dividend of $0.40 per share; the dividend is payable on November 15, 1999 to shareholders of record on October 31, 1999.

On November 1, 1999, the Company sold three loans to ACFI. The proceeds from this transaction totaled $8,755,000. In connection with the sale, amounts due to ACFI were fully extinguished; at November 1, 1999 and September 30, 1999, amounts due to ACFI totaled $5,825,000 and $5,754,000, respectively. The sale was recorded as follows (dollars in thousands):

Cash ...................................     $      8,755
Mortgage loans .........................          (13,622)
Receivables and other assets ...........             (958)
Amounts due to affiliates ..............            5,825
                                             ------------

Gain (loss) ............................     $         --
                                             ============

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

In general, the Company's investment activities were limited early in the year as the mortgage REIT market continued to be affected by the aftermath of the dislocation in the capital markets which occurred in mid to late 1998. Following the completion (in early May) of modifications to its line of credit facility, the Company's investment activities increased in the second and third quarters of 1999, albeit at a slower rate than was achieved in the second and third quarters of 1998. Currently, the Company does not expect to make any new investments prior to the completion of its anticipated merger with Impac Commercial Holdings, Inc. The merger is described below under the heading "Recent Developments". The Company's year-to-date investment activities are more fully described below under the heading "Results of Operations".

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

RECENT DEVELOPMENTS

Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Impac Commercial Holdings, Inc. ("ICH"). Pursuant to the Merger Agreement, ICH will be merged with and into the Company, with the Company as the surviving entity (the "Merger"), and each outstanding share of common stock of ICH will be converted into 0.66094 of a common share of the Company. Also pursuant to the Merger Agreement, the holder of the outstanding shares of Series B 8.5% Cumulative Convertible Preferred Stock of ICH ("ICH Preferred Stock") will convert all of such shares into 1,683,635 shares of common stock of ICH or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of ICH Preferred Stock will be converted into 1,112,782 common shares of the Company. After the Merger, the Company will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed late in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to approval by the shareholders of the Company and ICH.

On September 8, 1999, AMRESCO, INC., AMREIT Managers, L.P., AMREIT Holdings, Inc. and MLM Holdings, Inc. (all of which are members of the AMRESCO Group) and FIC Management, Inc. (ICH's external manager) entered into a purchase agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, FIC Management, Inc. (or one of its affiliates) agreed to acquire certain assets from the AMRESCO Group concurrent with and as a condition to the closing of the Merger. These assets include, among others, the Company's existing management agreement and 1,500,111 common shares of the Company (representing approximately 15% of the Company's outstanding common shares).

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements".

Under generally accepted accounting principles, net income for the three and nine months ended September 30, 1999 was $2,344,000 and $7,395,000, respectively, or $0.24 and $0.74 per common share, respectively. The Company's sources of revenue for the three and nine months ended September 30, 1999, totaling $6,301,000 and $16,517,000, respectively, are set forth below.

o $4,282,000 and $11,442,000, respectively, from loan investments. As certain of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statement of income for the three and nine months ended September 30, 1999 as follows: interest income on mortgage loans - $3,841,000 and $10,776,000, respectively; and operating income from real estate - $441,000 and $666,000, respectively. The loan investments earn interest at accrual rates ranging from 10.4% to 16% per annum as of September 30, 1999.

o    $905,000 and $2,753,000, respectively, from investments in CMBS.

o $975,000 and $1,927,000, respectively, of operating income from real estate owned by the Company (through a majority-owned partnership).

o $63,000 and $197,000, respectively, of equity in earnings from its unconsolidated subsidiary, partnerships and other real estate ventures.

o $76,000 and $198,000, respectively, of interest income from short-term investments.

Additionally, the Company realized a gain of $584,000 during the three months ended March 31, 1999 in connection with the repayment of an ADC loan arrangement. The gain was comprised principally of interest income earned at the accrual rate over the life of the loan investment. No gains were realized during the three month periods ended June 30, 1999 or September 30, 1999.

The Company incurred expenses of $3,957,000 and $9,706,000, respectively, during the three and nine months ended September 30, 1999. These expenses are set forth below.

o $610,000 and $1,613,000, respectively, of management fees, including $563,000 and $1,521,000, respectively, of base management fees payable to the Manager pursuant to the Management Agreement and $47,000 and $92,000, respectively, of expense associated with compensatory options granted to the Manager. Costs associated with the compensatory options decreased during the three months ended June 30, 1999 primarily as a result of a decrease in the expected volatility of the Company's stock. No incentive fees were incurred during either period.

o $338,000 and $1,120,000, respectively, of general and administrative costs, including $0 and $200,000, respectively, of resolution costs associated with a non-performing loan, $71,000 and $270,000, respectively, for professional services, $59,000 and $176,000, respectively, for directors and officers' insurance, $66,000 and $170,000, respectively, of reimbursable costs pursuant to the Management Agreement, $6,000 and $(14,000), respectively, related to compensatory options granted to certain members of the AMRESCO Group, $87,000 and $87,000, respectively, of dividend equivalent costs, $19,000 and $19,000, respectively, of fees paid to the Company's Independent Trust Managers for their participation at special meetings of the Board of Trust Managers and $23,000 and $68,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers. Costs associated with the compensatory options decreased during the three months ended June 30, 1999 primarily as a result of a decrease in the expected volatility of the Company's stock. These categories do not represent all general and administrative expenses.

o $1,769,000 and $3,427,000, respectively, of interest expense (net of capitalized interest totaling $207,000 and $593,000, respectively) associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o $190,000 and $1,019,000, respectively, of participating interest associated with amounts due to an affiliate.

o $408,000 and $705,000, respectively, of depreciation expense, including $275,000 and $516,000, respectively, related to five grocery-anchored shopping centers and $133,000 and $189,000, respectively, related to loan investments accounted for as real estate.

o $642,000 and $1,822,000, respectively, of provision for loan losses. During the three months ended March 31, 1999, the Company charged-off $500,000 against an existing allowance for losses related to the non-performing loan referred to above. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments".

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

                                                                                        Dividend per
                           Declaration             Record               Payment           Common
                               Date                 Date                 Date             Share
                         ----------------     ----------------     -----------------     -------
First Quarter            April 22, 1999       April 30, 1999       May 17, 1999          $  0.36
Second Quarter           July 22, 1999        July 31, 1999        August 16, 1999          0.39
Third Quarter            October 21, 1999     October 31, 1999     November 15, 1999        0.40
                                                                                         -------

                                                                                         $  1.15
                                                                                         =======

For federal income tax purposes, all dividends declared to date should be treated as ordinary income to the Company's shareholders.

The Company was initially capitalized through the sale of 100 common shares to AMRESCO, INC. on February 2, 1998 and it commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. At September 30, 1998, $149.0 million had been invested in structured finance arrangements and commercial mortgage-backed securities. As of September 30, 1998, the Company had advanced $111.1 million under 19 commercial mortgage loan commitments. During its initial 142-day period of operations, the Company, either directly or through its unconsolidated taxable subsidiary, acquired six commercial mortgage-backed securities at an aggregate purchase price of $37.9 million. The following comparisons are reflective of the fact that during the entire three and nine months ended September 30, 1999, the Company's net proceeds from the issuance of its common shares were fully invested and it (and its consolidated partnerships) had outstanding borrowings under several credit facilities. By contrast, during the three months ended September 30, 1998 and the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, the Company was actively investing the $139.7 million of net proceeds received from the issuance of its common shares; such proceeds were not fully invested until September 30, 1998. Additionally, the Company did not begin to borrow under its credit facilities until September 30, 1998. During the period from February 2, 1998 (date of initial capitalization) through September 30, 1998, the Company had operations for only 142 days (from May 12, 1998 through September 30, 1998); the Company had no income or expenses during the period from February 2, 1998 through May 11, 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The Company's revenues increased 111%, from $2,992,000 to $6,301,000, due primarily to increases in interest income derived from mortgage loan investments, income from commercial mortgage-backed securities, and operating income from real estate; as of September 30, 1998, the Company had not made any equity investments in real estate. More specifically, the higher revenues were attributable to the following:

o additional fundings (made after September 30, 1998) under commitments which were closed during the Company's initial 142-day period of operations;

o certain loans which contributed to third quarter 1999 revenues were acquired on September 30, 1998 (as a result, such loans did not contribute significantly to the prior period's revenues);

o acquisitions of real estate which occurred subsequent to September 30, 1998 (October 23, 1998, April 30, 1999 and August 25, 1999);

o three of the six commercial mortgage-backed securities held by the Company were not acquired until September 1, 1998 (as a result, only one month of revenue was generated from these securities during the comparable period in
     1998); and,

o to a lesser extent, new loan originations in the fourth quarter of 1998 and the second and third quarters of 1999.

During the three months ended September 30, 1999, the average book value of the Company's assets, excluding cash and cash equivalents, approximated $244 million. During the three months ended September 30, 1998, the average book value of the Company's assets, excluding cash and cash equivalents, approximated $100 million. Equity in earnings of unconsolidated subsidiary, partnerships and other real estate ventures declined by $263,000 from the comparable period in 1998. For the most part, this decline was attributable to the non-performing loan referred to above. This loan was performing until late in the fourth quarter of 1998. Prior to its reclassification (described below), this loan was accounted for as a joint venture investment for financial reporting purposes. Interest income on short-term investments declined by $751,000 from the comparable period in 1998 as the uninvested portion of the net proceeds received from the issuance of the Company's common shares were temporarily invested during such period in short-term investments.

The Company's expenses increased 130%, from $1,720,000 to $3,957,000, due primarily to the fact that the Company incurred borrowing costs, including participating interest in mortgage loans, of $1,959,000 (net of amounts capitalized of $207,000) during the three months ended September 30, 1999; during the comparable period in 1998, the Company incurred only $4,000 of borrowing costs (including participating interest in mortgage loans) as it did not begin to leverage its assets until September 30, 1998. Additionally, base management fees increased by $265,000, from $298,000 to $563,000, as a result of the Company's larger asset base upon which the fee is calculated. The Company's loan loss provision increased by $141,000, from $501,000 to $642,000, as a result of significantly higher loan balances. Finally, depreciation expense increased by $387,000, from $21,000 to $408,000, primarily as a result of several real estate acquisitions which were closed in October 1998, April 1999 and August 1999. These higher costs were offset by a $417,000 decrease in general and administrative expenses. The reduction in general and administrative expenses was due primarily to the fact that the Company incurred approximately $400,000 of due diligence costs (in connection with an abandoned transaction) during the three months ended September 30, 1998. No such costs were incurred by the Company during the three months ended September 30, 1999.

For the reasons cited above, income before gains and net income increased 84%, from $1,272,000 to $2,344,000.

Nine Months Ended September 30, 1999 Compared to Period from February 2, 1998 (Date of Initial Capitalization) through September 30, 1998

For the reasons described above, the Company's revenues increased by $12,264,000 (or 288%), from $4,253,000 to $16,517,000, and its expenses increased by $7,482,000 (or 336%), from $2,224,000 to $9,706,000. The changes in the component revenues and expenses were as follows (dollars in thousands):


                                                                  Increase /
                                                                  (Decrease)
                                                                 ------------
Interest income on mortgage loans ..........................     $      9,448
Income from commercial mortgage-backed securities ..........            2,156
Operating income from real estate ..........................            2,485
Equity in earnings of unconsolidated subsidiary,
    partnerships and other real estate ventures ............             (289)
Interest income from short-term investments ................           (1,536)
                                                                 ------------

    Total revenues .........................................     $     12,264
                                                                 ============

 Interest expense ..........................................     $      3,426
 Management fees ...........................................              981
 General and administrative ................................              167
 Depreciation ..............................................              681
 Participating interest in mortgage loans ..................            1,016
 Provision for loan losses .................................            1,211
                                                                 ------------

    Total expenses .........................................     $      7,482
                                                                 ============

Income before gains increased 236%, from $2,029,000 to $6,811,000, and net income increased 264%, from $2,029,000 to $7,395,000. In addition to the factors cited above, net income increased partially as a result of a $584,000 gain realized in connection with the repayment of an ADC loan arrangement.

Loan Investments

During the three months ended September 30, 1999, the Company originated two first lien loans aggregating $11.0 million in commitments; the initial advances under these loans totaled approximately $5.9 million. During the nine months ended September 30, 1999, four of the Company's loans were fully repaid, three loan originations were closed and one loan was sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group; additionally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. In connection with the loan sale, amounts due to ACFI were reduced by $2.0 million; as of September 30, 1999, amounts due to ACFI totaled $5.8 million. The proceeds from the four loan repayments and the loan sale totaled $22.3 million, including accrued interest, a profit participation and a prepayment fee aggregating $1.0 million. Principal collections on certain of the Company's other loan investments totaled $0.3 million and $3.0 million during the three and nine months ended September 30, 1999, respectively. During the three and nine months ended September 30, 1999, the Company advanced a total of $17.7 million and $65.7 million, respectively, under its loan commitments.

Excluding the loan classified as an investment in unconsolidated subsidiary, the Company had 18 loans representing $202.3 million in aggregate commitments as of September 30, 1999; $169.6 million had been advanced under these facilities at September 30, 1999. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. After giving effect to ACFI's economic interest (as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), commitments and amounts outstanding totaled approximately $196.6 million and $164.7 million, respectively, at September 30, 1999. At September 30, 1999, ACFI's contingent obligation for additional advances which might have been required to be made under certain of the Company's loans approximated $0.8 million. On November 1, 1999, the Company sold the following loans to ACFI:

                          Amount
                      Outstanding at
      Commitment       September 30,          Scheduled
        Amount             1999               Maturity
   -----------------  ----------------  ----------------------
         $ 2,650          $ 2,649       October 7, 1999
           3,015            2,638       December 31, 1999
           8,765            8,335       September 22, 1999
         -------          -------

         $14,430          $13,622
         =======          =======

These investments were the last remaining loans subject to the ACFI economic interest. Comprised initially of five loans, one loan was sold to ACFI in January 1999 and the other was fully repaid by the borrower in May 1999. In connection with this most recent sale, amounts due to ACFI totaling $5.8 million were fully extinguished; additionally, ACFI's contingent reimbursement obligations were discharged. The proceeds from this transaction, which produced no gain or loss for the Company, totaled approximately $8.8 million. Following this sale, the Company has 15 loans representing $187.9 million in aggregate commitments; at September 30, 1999, $156.0 million had been advanced under these 15 facilities.

Based upon the amounts outstanding under these facilities and after giving effect to the contractual right sold to ACFI, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.6% and a weighted average interest accrual rate of 11.8% as of September 30, 1999. Three of the 18 loans provide the Company with the opportunity for profit participation above the contractual accrual rate. The Company's loan investments as of September 30, 1999 are summarized as follows (dollars in thousands):




   Date of Initial           Scheduled                                                  Collateral
     Investment               Maturity              Location         Property Type       Position
---------------------  ----------------------  -------------------  ----------------  ---------------

May 12, 1998           March 31, 2001          Richardson, TX       Office            Second Lien
June 1, 1998           June 1, 2001            Houston, TX          Office            First Lien
June 12, 1998          June 30, 2000           Pearland, TX         Apartment         First Lien
June 17, 1998          June 30, 2000           San Diego, CA        R&D/Bio-Tech      First Lien
June 19, 1998          June 18, 2000           Houston, TX          Office            First Lien
June 22, 1998          June 19, 2000           Wayland, MA          Office            First Lien
July 1, 1998           July 1, 2001            Dallas, TX           Office            Ptrshp Interests
July 2, 1998           June 30, 2000           Washington, D.C.     Office            First Lien
July 10, 1998          July 31, 2000           Pasadena, TX         Apartment         First Lien
September 1, 1998      February 28, 2001       Los Angeles, CA      Mixed Use         First Lien
September 30, 1998     Various                 San Antonio, TX/     Residential Lots  First Lien
                                                 Sunnyvale, TX
September 30, 1998     October 7, 1999         Ft. Worth, TX        Apartment         Ptrshp Interests
September 30, 1998     December 31, 1999       Dallas, TX           Medical Office    First Lien
September 30, 1998     September 22, 1999      Norwood, MA          Industrial/Office First Lien
October 1, 1998        December 31, 1999       Richardson, TX       Office            First Lien
May 18, 1999           May 19, 2001            Irvine, CA           Office            First Lien
July 29, 1999          July 28, 2001           Lexington, MA        R&D/Bio-Tech      First Lien
August 19, 1999        August 15, 2001         San Diego, CA        Medical Office    First Lien


                                                                 Amount
                                                              Outstanding
                                                                   at          Interest    Interest
   Date of Initial           Scheduled          Commitment   September 30,       Pay       Accrual
     Investment               Maturity            Amount        1999(c)          Rate       Rate
---------------------  ----------------------  ------------  -------------      ------    --------

May 12, 1998           March 31, 2001            $14,700        $13,368         10.0%      12.0%
June 1, 1998           June 1, 2001               11,800         10,531         12.0%      12.0%
June 12, 1998          June 30, 2000              12,827         12,291(b)      10.0%      11.5%
June 17, 1998          June 30, 2000               5,560          4,587(b)      10.0%      13.5%
June 19, 1998          June 18, 2000              24,000         20,281(b)      12.0%      12.0%
June 22, 1998          June 19, 2000              45,000         38,688         10.5%      10.5%
July 1, 1998           July 1, 2001               10,068          7,197(a)      10.0%      15.0%
July 2, 1998           June 30, 2000               7,000          6,165         10.5%      10.5%
July 10, 1998          July 31, 2000               3,350          2,993         10.0%      14.0%
September 1, 1998      February 28, 2001          18,419         17,418         10.0%      12.0%
September 30, 1998     Various                     8,400          3,233         10.0%      14.0%

September 30, 1998     October 7, 1999             2,650          2,649         10.5%      16.0%
September 30, 1998     December 31, 1999           3,015          2,638         10.0%      13.0%
September 30, 1998     September 22, 1999          8,765          8,335         10.0%      12.5%
October 1, 1998        December 31, 1999             567            300          9.7%      15.0%
May 18, 1999           May 19, 2001               15,260         12,924         10.0%      12.0%
July 29, 1999          July 28, 2001               5,213          2,623         10.4%      13.4%
August 19, 1999        August 15, 2001             5,745          3,415         10.4%      10.4%
                                                --------       --------

                                                 202,339        169,636
                                                  (5,765)        (4,958)
                                                --------       --------

                    ACFI's Economic Interest    $196,574(d)    $164,678(d)
                                                ========       ========


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

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes (see notes [a] and [b] accompanying the table above). As of September 30, 1999, loan investments representing approximately $52,455,000 in aggregate commitments were accounted for as either real estate or joint venture interests; approximately $44,356,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 and a recorded investment of $6,659,000 was over 30 days past due as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the property is encumbered by a $17 million first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 1, 2001, requires interest only payments throughout its term. To date, all interest payments have been made in accordance with the terms of the first lien mortgage. However, on March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan. The first lien lender has not given the Company any notice of an intention to accelerate the balance of the first lien loan. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. If the Company incurs an actual loss on this investment, tax basis income would be reduced at the time the loss is realized. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intends to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would continue to have an interest in the project as an equity owner. If the proposed transaction is consummated, the Company currently believes that it will fully recover its original investment.

At September 30, 1999, the Company's commercial mortgage loan commitments were geographically dispersed in three states and the District of Columbia: Texas (46%); Massachusetts (28%); California (23%); and Washington, D.C. (3%). The underlying collateral for these loans was comprised of the following property types: office (65%); mixed use (10%); multifamily (9%); R&D/Bio-Tech (6%); residential (4%); medical office (4%); and industrial (2%). Acquisition/rehabilitation loans, acquisition loans, construction loans, single-family lot development loans and bridge loans comprised 34%, 32%, 27%, 4% and 3% of the portfolio, respectively. All of the properties securing the Company's construction loans are now complete. Eighty-six percent of the portfolio is comprised of first lien loans while the balance of the portfolio (14%) is secured by second liens and/or partnership interests. The percentages reflected above are based upon committed loan amounts and give effect to ACFI's economic interest. Additionally, the percentages exclude the loan which was reclassified to investment in unconsolidated subsidiary during the first quarter of 1999.

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

Commercial Mortgage-backed Securities

As of September 30, 1999, the Company holds five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. Due to an increase in comparable-term U.S. Treasury rates and increasing spreads in the CMBS market during the six months ended June 30, 1999, the value of the Company's CMBS holdings declined by $2,822,000. During the three months ended September 30, 1999, the value of the Company's CMBS holdings declined by $137,000 as an increase in comparable-term U.S. Treasury rates was largely offset by a decline in spreads for certain of its bonds. As a result, during the three and nine months ended September 30, 1999, the Company recorded an unrealized loss of $137,000 and $2,959,000, respectively, on its CMBS portfolio. Additionally, during the three and nine months ended September 30, 1999, the Company recorded an unrealized gain of $92,000 and $93,000, respectively, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary; the security held by this subsidiary has an investment rating of "B-". As these securities are classified as available for sale, the aggregate unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. The cumulative unrealized losses (totaling $9.3 million) have had no impact on the Company's taxable income or cash flow. Management intends to retain these investments for the foreseeable future. Excluding the potential tax effects associated with the security held by the Company's unconsolidated taxable subsidiary, the weighted average unleveraged yield over the expected life of these investments is expected to approximate 11.4%. The Company's direct CMBS investments are summarized as follows (dollars in thousands):

                                                       Percentage of
     Security        Aggregate         Aggregate        Total Based
      Rating      Amortized Cost       Fair Value      on Fair Value
   ------------- ------------------ ----------------- ----------------
        BB-          $ 4,259           $ 3,341             13%
        B             19,608            15,746             60%
        B-            11,364             6,940             27%
                     -------           -------           ----

                     $35,231           $26,027            100%
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

Equity Investments in Real Estate

On March 2, 1999, the Company acquired a 49% limited partner interest in a partnership which owns a 116,000 square foot office building in Richardson, Texas. In connection with this acquisition, the Company contributed $1.4 million of capital to the partnership. The property is encumbered by a first lien mortgage with a current outstanding balance of approximately $13.8 million. The non-recourse mortgage loan, which is provided by an unaffiliated third party, bears interest at 6.75% per annum and requires interest and principal payments based upon a 25-year amortization schedule. The loan matures on March 5, 2019. On the tenth anniversary of the loan, the lender has the option, upon 60 days prior written notice, to increase the interest rate to the then current market rate. No prepayment of principal (other than scheduled amortization) is permitted during years 1-5 and years 11-15. The loan can be prepaid during years 6 and 16 upon payment of a penalty equal to 3% of the amount prepaid. Thereafter, the prepayment penalty decreases by 1% per year. In years 9, 10, 19 and 20 the loan can be prepaid without penalty.

On April 30, 1999, the Company (through a majority-owned partnership) acquired interests in three newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. These properties, which were acquired by subsidiary partnerships at an aggregate purchase price of $30.2 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. Through the majority-owned partnership, the Company acquired an interest in an additional grocery-anchored shopping center on August 25, 1999. The newly constructed property, an 87,540 square foot facility in Richardson, Texas, was acquired by a subsidiary partnership at a purchase price of $10.7 million. In connection with these acquisitions, the subsidiary partnerships which hold title to these assets obtained non-recourse financing aggregating $19.5 million and $7.6 million, respectively, from an unaffiliated third party. Immediately prior to the closings, the Company contributed $11.4 million and $3.4 million, respectively, of capital to the partnership. The proceeds from these contributions were used, in part, to fund the balance of the acquisition costs, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships.

With the transactions described above, the Company now owns interests in five grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. The first center was acquired in October 1998. The Company holds a 99.5% interest in the majority-owned (or master) partnership. The master partnership owns, directly or indirectly, 100% of the equity interests in each of the five title-holding subsidiary partnerships. To date, the Company has contributed a total of $18.2 million of capital to the partnerships.

The five consolidated title-holding partnerships are indebted under the terms of five non-recourse loan agreements with Jackson National Life Insurance Company. All five loans, aggregating $34.6 million, bear interest at 6.83% per annum. The interest rates on the first four loans were adjusted in connection with the placement of the fifth loan on August 25, 1999. Prior to that time, a $7.5 million loan bore interest at 7.28% per annum and three loans aggregating $19.5 million bore interest at 6.68% per annum. The loans require interest only payments through January 1, 2002; thereafter, interest and principal payments are due based upon 25-year amortization schedules. The loans, which mature on January 1, 2014, prohibit any prepayment of the outstanding principal prior to January 1, 2006. Thereafter, prepayment is permitted at any time, in whole or in part, upon payment of a yield maintenance premium of at least 1% of the then outstanding principal balance.

Ultimately, the Company expects to construct an additional 62,000 square feet of side-store space. This development is expected to occur at the four most recently acquired centers. It is currently anticipated that the development costs will be financed with an additional $1 million equity contribution from the Company and $3.8 million of third party financing proceeds.

The Company's unconsolidated taxable subsidiary holds interests (indirectly) in a partnership which owns a 909,000 square foot mixed-use property in Columbus, Ohio. This investment is described above under the sub-heading "Loan Investments".

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements".

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

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million credit facility (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to PSCC's approval on an asset by asset basis, borrowings under the facility can be used to finance the Company's structured loan and equity real estate investments. As a result of the dislocation in the capital markets in mid to late 1998, PSCC became more restrictive in the application of its approval rights with respect to financing for new investments sought by the Company; accordingly, very few new investments were consummated during the fourth quarter of 1998 and the first quarter of 1999. Prior to the modifications discussed below, borrowings under the Line of Credit bore interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum. At December 31, 1998, $39,338,000 had been borrowed under the Line of Credit. To reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement which became effective on January 1, 1999; the agreement had a notional amount of $33,600,000 and was scheduled to expire on July 1, 2000. The agreement entitled the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeded 6.0%. Prior to its termination (as described below), no payments were due from the counterparty as one month LIBOR had not exceeded 6.0%. On July 2, 1999, the agreement was terminated and replaced with an interest rate cap agreement which became effective on August 1, 1999. The new agreement, which was entered into to more closely match the then outstanding borrowings, has a notional amount of $59,000,000. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeds 6.25%. To date, one month LIBOR has not exceeded 6.25%. There are no margin requirements associated with interest rate caps and therefore there is no liquidity risk associated with this particular hedging instrument.

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing line of credit. The Amended Line of Credit includes the following modifications:

o a reduction in the size of the committed facility from $400 million to $300 million;

o the elimination of the requirement that assets financed with proceeds from the facility must be securitizable;

o a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds;

o    an extension of the maturity date from July 1, 2000 to November 3, 2000;
     and

o the modification to, and addition of, sublimits on specified types of loans and assets, including:

     o    a new $40 million sublimit on mezzanine loans and equity investments;
          and

     o a reduction in the sublimit on construction loans from $150 million to $115 million, with the addition of a new $50 million sublimit within this category for construction loans that are less than 70% pre-leased at the time the initial advance is to be made under the Amended Line of Credit with respect to a construction loan fitting this category.

Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%. Borrowings are secured by a first lien security interest in all assets funded with proceeds from the Amended Line of Credit. At September 30, 1999, $78,500,000 had been borrowed under the Amended Line of Credit. All of these borrowings bear interest at LIBOR plus 1.25% per annum. The weighted average interest rate at September 30, 1999 was 6.63%.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At September 30, 1999, $10,701,000 was outstanding under the Repurchase Agreement. At December 31, 1998, there were no outstanding borrowings under this facility. The weighted average interest rate at September 30, 1999 was 6.52%.

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

The Company believes that the funds available under its two credit facilities will be sufficient to meet the Company's liquidity and capital requirements through the maturity date of the Amended Line of Credit. The Company believes that the Amended Line of Credit provides it with more flexibility, which in turn will allow it to utilize favorable financing terms in connection with the origination of investments. The Company, however, remains subject to capital constraints. In particular, the Company's ability to raise additional capital through the public equity and debt markets continues to be severely limited. Furthermore, the Company's ability to obtain additional secured debt beyond its existing credit facilities (or to replace its existing credit facilities) has not yet been fully explored. Currently, the Company does not expect to originate or acquire any new investments prior to the completion of its merger with ICH.

In the near term, the Company believes it will be constrained from accessing the public equity markets. In addition, new issues of long-term public unsecured debt would be difficult to obtain and, in any event, would likely not be available to the Company at a reasonable cost. Additional secured debt beyond the Company's Amended Line of Credit would also be difficult to obtain and may not be offered at a reasonable cost. Aside from limiting the Company's access to additional capital in the near term to fund growth, the Company has been relatively insulated from the effects of the dislocation in the capital markets. While the market value of the Company's CMBS holdings has declined, the Company invested in these bonds for the long term yields that they are expected to produce. Management believes that the fundamental value of the real estate mortgages underlying its bonds has been largely unaffected to date, although general economic conditions could adversely impact real estate values in the future.

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

YEAR 2000 ISSUE

General

Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date fields that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999. For example, computer software that has date sensitive programming using a two-digit format may recognize a date using "00" as the year 1900 rather than the year 2000. This inability to properly process dates is commonly referred to as the "Year 2000 issue", the "Year 2000 problem" or the "Millennium Bug." These errors could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities, which, in turn, could lead to disruptions in the Company's operations or performance.

All of the Company's information technology infrastructure is provided by the Manager. The Manager's systems are supplied by AMRESCO, INC. The Company's assessments of the cost and timeliness of completion of Year 2000 modifications set forth below are based on representations made to the Company and the best estimates of the individuals within or engaged by AMRESCO, INC. charged with handling the Year 2000 issue. These estimates were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain internal and external resources and third party readiness plans. Furthermore, as the AMRESCO, INC. Year 2000 initiative (described below) progresses, AMRESCO, INC., the Manager and the Company continue to revise estimates of the likely problems and costs associated with the Year 2000 issue and to adapt contingency plans. However, there can be no assurance that any estimate or assumption will prove to be accurate.

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

As is the case with most other companies, the actions the Company, the Manager and AMRESCO, INC. can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, AMRESCO, INC. has communicated with those companies that have significant business relationships with AMRESCO, INC., the Manager or the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which AMRESCO, INC., the Manager or the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, AMRESCO, INC. has sought to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom AMRESCO, INC., the Manager or the Company has material contracts regarding the internal business-critical operations of the Company. AMRESCO, INC. and the Company have received written responses certifying Year 2000 readiness and/or have conducted testing from all but three of the vendors and other third parties providing goods and services supporting the internal business-critical functions identified in the initiative of the Company, the Manager and AMRESCO, INC. With respect to the three vendors who have not responded, alternative vendors have been identified or a contingency plan has been developed to address a business interruption arising from the Year 2000 issue. To date, eight of sixteen borrowers to which letters were sent have represented in writing that they are Year 2000 ready. Based on responses received and testing to date, it is not currently anticipated that AMRESCO, INC., the Manager or the Company will be materially affected by any third party Year 2000 readiness issues in connection with the operations of the Company or the Manager.

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

Under the terms of the Company's Management Agreement with the Manager, all of the costs associated with addressing the Company's Year 2000 issue are to be borne by the Manager. Therefore, the Company does not anticipate that it will incur any expenditures in connection with any modifications necessary to achieve Year 2000 readiness.

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

o in the case of counterparties, accounting and financial difficulties to those parties that may expose the Company to increased credit risk; and

o in the case of vendors or providers, service failures or interruptions, such as failures of power, telecommunications and the embedded technology in building systems (such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access).

With respect to the Company's loan portfolio, risks due to the potential failure of third parties to be ready to deal with the Year 2000 issue include:

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

Additionally, the Company has made equity investments in a partnership that owns interests in five grocery-anchored shopping centers and in a partnership which owns a suburban office building. Furthermore, the Company's unconsolidated taxable subsidiary holds interests (indirectly) in a partnership which owns a mixed-use property. These operations will be subject to many of the risks set forth above. Although the Company intends to monitor Year 2000 readiness, there can be no guarantee that all building systems will be Year 2000 compliant.

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

Reasonably Likely Worst Case Scenario / Business Continuity / Disaster Recovery Plan

The failure to correct a material Year 2000 problem could result in systems failures leading to a disruption in or failure of some normal business activities or operations. The most reasonably likely worst case scenario would involve a failure of the Manager's and the Company's accounting and management systems. In this case, the Company would temporarily convert its systems to a manual system.

AMRESCO, INC. currently has a business continuity/disaster recovery plan that includes business resumption processes that do not rely on computer systems and the maintenance of hard copy files, where appropriate. The business continuity/disaster recovery plan is monitored and updated as potential Year 2000 readiness issues of AMRESCO, INC. and third parties are specifically identified. Due to the inability to predict all of the potential problems that may arise in connection with the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by this contingency plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to various financial instruments which are subject to market risk. These instruments include mortgage loan investments, investments in commercial mortgage-backed securities ("CMBS") and certain of the Company's borrowing facilities. The Company is also a party to an interest rate cap agreement which it entered into in order to mitigate the market risk exposure associated with its credit facilities. The Company's financial instruments involve, to varying degrees, elements of interest rate risk. Additionally, the Company's investment portfolio, which is comprised of both financial instruments (mortgage loans and CMBS) and equity investments in real estate, is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to affiliates which, due to their short-term nature, are not subject to market risk. For a full discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The market risk exposures described below are intended to supplement the disclosures included in the Company's Form 10-K.

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

As of September 30, 1999, the Company held five commercial mortgage-backed securities with credit ratings ranging from "BB-" to "B-". The weighted average duration of these bonds approximated 5.8 years as of that date. The estimated fair value of the Company's CMBS holdings was $26.0 million at September 30, 1999. All other things being equal, a 100 basis point increase or decrease in comparable-term U.S. Treasury rates (from those in effect as of September 30, 1999) would be expected to cause the value of the Company's CMBS to decline or increase, respectively, by approximately $1.5 million. Similarly, if comparable-term U.S. Treasury rates remained constant but spreads over such U.S. Treasury rates increased by 100 basis points (from those quoted as of September 30, 1999) for each of the classes of CMBS owned by the Company, the fair value of its securities portfolio would also be expected to decline by approximately $1.5 million. Conversely, a 100 basis point decline in spreads across all classes of CMBS (all other things being equal) would be expected to increase the value of the portfolio by a like amount.

The Company's unconsolidated taxable subsidiary holds one commercial mortgage-backed security that has a credit rating of "B-". The estimated fair value of this bond and its duration at September 30, 1999 were $3.3 million and
2.5 years, respectively. All other things being equal, a 100 basis point increase or decrease in comparable-term U.S. Treasury rates (from those in effect as of September 30, 1999) would be expected to cause the value of this security to decline or increase, respectively, by approximately $82,000. Similarly, if comparable-term U.S. Treasury rates remained constant but spreads over such U.S. Treasury rates (for this security) increased or decreased by 100 basis points (from those quoted as of September 30, 1999), then the value of the bond would also be expected to decline or increase, respectively, by approximately $82,000. These amounts exclude the tax effects associated with reporting unrealized gains and losses.

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

Borrowing Facilities

The Company is a party to two credit facilities, each of which bears interest at floating rates. Specifically, both facilities bear interest at varying spreads over one month LIBOR. One of the facilities can be used to finance the Company's structured loan and equity real estate investments (the "Amended Line of Credit") while the other facility can be used to finance the Company's CMBS (the "Repurchase Agreement"). As of September 30, 1999, amounts outstanding under the Amended Line of Credit and the Repurchase Agreement totaled $78.5 million and $10.7 million, respectively. To reduce the impact of changes in interest rates on these floating rate debt facilities, the Company purchased an interest rate cap agreement. As described below, this agreement reduces (but does not eliminate) the Company's risk of incurring higher interest costs due to rising interest rates.

If the one-month LIBOR on September 30, 1999 increased by 100 basis points on that date (from 5.40% to 6.40%) and then remained constant at the higher rate for twelve consecutive months, the Company's interest costs on its outstanding borrowings ($89.2 million), in the absence of the interest rate cap agreement described below, would increase by approximately $892,000 for the twelve month period ending September 30, 2000. In order to reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement effective August 1, 1999. The cap agreement has a notional amount of $59.0 million. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeds 6.25% multiplied by the notional amount. If the one-month LIBOR increased as described above, the Company would receive approximately $89,000 from the counterparty under the terms of the cap agreement. Under this scenario, earnings and cash flows for the twelve month period ending September 30, 2000 would be reduced by a net amount of approximately $803,000. Any further increase in one-month LIBOR would effect only that portion of the Company's indebtedness in excess of the cap agreement's notional amount ($30.2 million). As the Company paid an up-front, one-time premium of $110,000 for the cap, there is no liquidity risk to the Company associated with holding this derivative financial instrument.

Conversely, a sustained 100 basis point reduction in the one-month LIBOR (if it occurred on September 30, 1999) would increase earnings and cash flows for the twelve month period ending September 30, 2000 by approximately $892,000. Under this scenario, no payments would be received from the counterparty under the cap agreement.

The Company (through a majority-owned partnership) is indebted under the terms of five non-recourse loans aggregating $34.6 million. As the loans bear interest at a fixed rate, the Company's future earnings and cash flows would not be reduced in the event of rising interest rates.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Exhibit Index

                  Exhibit No.

                  2.1 Agreement and Plan of Merger, dated as of August 4, 1999, by and between the Company and Impac Commercial Holdings, Inc. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, which exhibit is incorporated herein by reference).

                  4.1 Rights Agreement, dated as of February 25, 1999, between the Company and The Bank of New York, as Rights Agent, which includes: as Exhibit A thereto, the Form of Statement of Designation of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated February 25, 1999, which exhibit is incorporated herein by reference).

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

                  10.2 Warrant Agreement dated as of May 4, 1999 between AMRESCO Capital Trust and Prudential Securities Incorporated (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which exhibit is incorporated herein by reference).

                  10.3 Management Agreement, dated as of May 12, 1998, by and between AMRESCO Capital Trust and AMREIT Managers, L.P.

                  27          Financial Data Schedule.


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  (i) Form 8-K dated August 5, 1999 and filed with the Commission on August 9, 1999, reporting the announcement that AMRESCO Capital Trust and Impac Commercial Holdings, Inc. had entered into a merger agreement, under Item 5 of such form.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMRESCO CAPITAL TRUST
                                              Registrant


Date:  November 12, 1999                      By: /s/ Thomas R. Lewis II
                                                 ----------------------
                                              Thomas R. Lewis II
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                               INDEX TO EXHIBITS


                 EXHIBIT
                 NUMBER           DESCRIPTION
                 -------          -----------

                  2.1         Agreement and Plan of Merger, dated as of August
                              4, 1999, by and between the Company and Impac
                              Commercial Holdings, Inc. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, which exhibit is incorporated herein by reference).

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

                  10.3 Management Agreement, dated as of May 12, 1998, by and between AMRESCO Capital Trust and AMREIT
                              Managers, L.P.

                  27          Financial Data Schedule.