Form 10-K405
period 1999-12-31
AMRESCO CAPITAL TRUST
filed 2000-03-30
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          (Mark One)

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-14029

                             AMRESCO CAPITAL TRUST
             (Exact name of Registrant as specified in its charter)

                   TEXAS                                          75-2744858
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

   700 N. PEARL STREET, SUITE 1900, LB 342, DALLAS, TEXAS         75201-7424
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 2000, 10,015,111 shares of the registrant's common stock, par value $.01 per share, were outstanding. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the closing price of $9.031 per share on March 10, 2000 as reported on The Nasdaq Stock Market(R)) was approximately $75.6 million. Shares of common stock held by each executive officer and trust manager have been excluded in that such persons may be deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              AMRESCO CAPITAL TRUST
                                      INDEX


                                                                            Page No.
                                                                            --------
PART I

Item 1.  Business ..........................................................    3
Item 2.  Properties ........................................................   15
Item 3.  Legal Proceedings .................................................   15
Item 4.  Submission of Matters to a Vote of Security Holders ...............   15

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters .........................................................   16
Item 6.  Selected Financial Data ...........................................   18
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................   19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ........   31
Item 8.  Financial Statements and Supplementary Data .......................   33
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ............................................   33

PART III

Item 10. Trust Managers and Executive Officers of the Company ..............   34
Item 11. Executive Compensation ............................................   37
Item 12. Security Ownership of Certain Beneficial Owners and Management ....   40
Item 13. Certain Relationships and Related Transactions ....................   41

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..   44

SIGNATURES .................................................................   46

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

AMRESCO Capital Trust (the "Company") was organized on January 6, 1998 as a real estate investment trust under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities ("CMBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized through the sale of 100 of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), to AMRESCO, INC. ("AMRESCO") on February 2, 1998 for $1,000. The Company commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 Common Shares and private placement of 1,000,011 Common Shares (the "Private Placement") at $15.00 per share. The net proceeds from the IPO and the Private Placement, after the underwriters' discount and offering expenses attributable to the IPO, aggregated approximately $139.7 million. Immediately after the closing of the IPO, the Company began originating and acquiring investments. As of September 30, 1998, the Company had fully invested the proceeds from the IPO and the Private Placement and had begun to leverage its investments. At December 31, 1999, the Company had debt outstanding, excluding non-recourse debt on real estate, of $70.5 million.

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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998, as amended, and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO (together with its affiliated entities, the "AMRESCO Group") which was formed in March 1998. The terms of the Management Agreement are more fully described below. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 Common Shares; 70% of the options are exercisable at an option price of $15.00 per share (the "IPO Price") and the remaining 30% of the options are exercisable at an option price of $18.75 per share. The options vest ratably over a four-year period commencing on the first anniversary of the date of grant.

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

Subject to certain limited exceptions, AMRESCO has granted to the Company a right of first refusal with respect to the first $100 million of targeted mortgage loan investments which are identified by or to any member of the AMRESCO Group during any calendar quarter and all mortgage-backed securities (other than mortgage-backed securities issued in securitizations sponsored in whole or in part by any member of the AMRESCO Group). Additionally, the Company is a party to an Amended and Restated Correspondent Agreement with Holliday Fenoglio Fowler, L.P. ("HFF") pursuant to which HFF endeavors to present to the Company (on a non-exclusive basis) investment opportunities identified by HFF which meet the investment criteria and objectives of the Company. HFF was a member of the AMRESCO Group until March 17, 2000, at which time all of its assets and several of AMRESCO's other business platforms were sold to Lend Lease
(US) Services, Inc. ("Lend Lease"). Lend Lease established a new limited partnership, HFF, L.P., into which all of HFF's assets were transferred at closing. HFF, L.P. subsequently changed its name to Holliday Fenoglio Fowler, L.P. ("New HFF"). Substantially all of the employees of HFF became employees of New HFF. The Amended and Restated

Correspondent Agreement was assigned to New HFF, which assumed the obligations arising from this agreement after the closing of the transaction with Lend Lease.

EMPLOYEES

The Company has no employees nor does it maintain a separate office. Instead, the Company relies on the facilities and resources of the Manager and its executive officers, each of whom is employed by AMRESCO. The Company is not a party to any collective bargaining agreements. AMRESCO is a publicly-traded financial services company headquartered in Dallas, Texas. AMRESCO, which began operating in 1987, employed approximately 2,600 people as of December 31, 1999. As of March 30, 2000, AMRESCO employed approximately 1,200 people.

BUSINESS STRATEGY

In the past, the Company's principal business objective has been to maximize shareholder value by producing cash flow for distribution to its shareholders through investment in mid- to high-yield real estate related assets which earn an attractive spread over the Company's cost of funds. In accordance with this objective, the Company has made investments in senior mortgage loans, mezzanine loans, CMBS and commercial real estate (through investments in partnerships) while maintaining what management believes is a conservative leverage position. Specifically, the Company has sought to:

o Take advantage of expertise existing within, and investment and co-investment opportunities arising from the business and operations of, the AMRESCO Group. During 1998, the Company acquired 10 loans from the AMRESCO Group at an aggregate purchase price of $39.7 million. The Company did not acquire any loans from the AMRESCO Group during 1999.

o Utilize the expertise and resources of HFF to monitor trends and demands in the mortgage loan and real estate markets and to adjust its mortgage loan products in response thereto.

o Capitalize upon the market research capabilities of the AMRESCO Group to analyze the Company's investment opportunities and the economic conditions in the Company's proposed geographic markets to assist the Company in selecting investments which satisfied the Company's investment criteria and targeted returns.

o Utilize the expertise of the AMRESCO Group in the underwriting, origination and closing of mortgage loans and in the acquisition, management and servicing of mortgage loans, mortgage loan portfolios and CMBS.

o Borrow against or leverage its investments to the extent consistent with the Company's leverage policies. At December 31, 1999 and 1998, the Company's debt to equity ratio, excluding non-recourse debt on real estate, was 0.6 to 1 and 0.3 to 1, respectively. Including non-recourse debt on real estate, the Company's debt to equity ratio was 0.9 to 1 and 0.4 to 1 at December 31, 1999 and 1998, respectively. The Company has used, and it continues to use, repurchase agreements to finance a portion of its CMBS portfolio. These agreements often involve financing with a shorter term than the underlying assets being financed. In addition, repurchase agreements require margin calls if there is a dimunition of asset value due to spread widening or interest rate changes. Both of these risks result in a need for liquidity to either pay down or pay off repurchase agreement financing. The Company would be required to increase its leverage from its line of credit or sell assets in the event that repurchase agreement financing could not be obtained at maturity. The Company currently has the approved capacity under its line of credit should these events occur.

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

o Manage the credit risk of its assets by (i) extensively underwriting its investments utilizing the processes developed and utilized by the AMRESCO Group, (ii) selectively choosing its investments for origination or acquisition in compliance with the Company's investment policies, (iii) actively monitoring the credit quality of its assets, and (iv) maintaining what management believes are appropriate capital levels and allowances for credit losses.

Beginning in mid 1998 (shortly after the closing of the Company's IPO), market prices for publicly traded REITs and mortgage REITs in particular began a significant decline. Additionally, during the third and fourth quarters of 1998, the commercial mortgage-backed securitization market deteriorated dramatically. Because of these developments, the Company, like many other REITs, became limited in its ability to raise new capital to achieve its business strategy as outlined above. REITs are limited in their ability to grow through retained earnings because they are required to distribute at least 95% of their REIT taxable income annually. In order to continue to grow its asset base as a stand-alone entity, a REIT must raise new capital either in the form of equity or debt. It also became apparent that the market was pricing the Company's equity at severely discounted values relative to its book value.

Accordingly, in late 1998, the Company's Board of Trust Managers began discussions of ways to strengthen the Company's balance sheet, gain access to additional sources of capital and provide liquidity to use for future investments and operations. Following an extensive review of the various alternatives available to the Company and after consideration of several proposals from other entities, the Company ultimately entered into an Agreement and Plan of Merger (the "Merger Agreement") with Impac Commercial Holdings, Inc. ("ICH"), another mortgage REIT, in early August 1999. Although the Company believed at that time that the combination would be beneficial to its shareholders, prevailing market conditions and other factors made the merger less attractive as time progressed. Furthermore, it appeared that the benefits to be derived from the combination would take longer than originally anticipated to materialize. Ultimately, the Company and ICH mutually agreed to terminate the Merger Agreement in late December 1999. During the latter part of 1999, the Company's Common Shares continued to trade at a substantial discount to the Company's book value and the CMBS market continued to deteriorate.

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS investments and its equity investments in real estate. During the first quarter of 2000, the Company also continued to analyze strategic alternatives to maximize shareholder value, including continuing to operate as a going concern (either as a REIT or as a C corporation), merging or combining with other entities, selling its shares or its assets, or winding down its operations in a liquidation. On March 29, 2000, the Board of Trust Managers unanimously approved a Plan of Liquidation and Dissolution (the "Plan") for the Company. Implementation of the Plan requires the affirmative vote of at least two-thirds of the Company's outstanding Common Shares.

A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. Given the short duration of the Company's loans and the quality of most of its assets, the Company believes that the liquidation process can be completed in 18 to 24 months, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved. For additional discussion of the status of the Company's sales efforts, reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

MANAGEMENT AGREEMENT

For its services during the period from May 12, 1998 (the Company's inception of operations) through December 31, 1999, the Manager has been entitled to receive a base management fee equal to 1% per annum of the Company's average invested non-investment grade assets and 0.5% per annum of the Company's average invested investment grade assets. In addition to the base management fee, the Manager has been entitled to receive incentive compensation for each fiscal quarter in an amount equal to 25% of the dollar amount by which all of the Company's Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) plus gains (or minus losses) from debt restructurings and sales of property, as adjusted, exceeds the ten-year U.S. Treasury rate plus 3.5%. In addition to the fees described above, the Manager has also been entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company. The following table summarizes the amounts charged to the Company by the Manager since May 12, 1998 under the terms of the Management Agreement (dollars in thousands):

                                                         Period from
                                                        May 12, 1998
                                         Year Ended       through
                                         December 31,    December 31,
                                             1999           1998
                                         ------------   ------------
                Base management fees     $      2,066   $        835
                Incentive compensation           --             --
                Reimbursable expenses             192            140
                                         ------------   ------------

                                         $      2,258   $        975
                                         ============   ============

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation in response to the changes in the Company's business strategy. In addition to the base management fee described above, the Manager will be entitled to receive reimbursement for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements will be equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Currently, AMRESCO (through the Manager) employs 7 people who are fully dedicated to the Company. Additionally, three of the Company's executive officers allocate their time, as necessary, to the Company. After March 31, 2000, two of these three officers will no longer be employed by AMRESCO, although they will continue to serve in their present capacities as officers of the Company. As part of the modification, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Prior to the modifications, the Manager could have been entitled to a termination fee in the event that the Management Agreement was terminated by the Company without cause, including a termination resulting from the liquidation and dissolution of the Company. The termination fee would have been equal to the sum of the Manager's base management fee and incentive compensation earned during the twelve-month period immediately preceding the termination. During the period from January 1, 2000 through March 31, 2000, the Manager is entitled to receive the fees and reimbursements provided for under the original terms of the Management Agreement.

HISTORICAL INVESTMENT ACTIVITIES

General

The Manager is authorized in accordance with the terms of the Management Agreement to make the day-to-day investment decisions of the Company based on guidelines in effect and approved from time to time by the Company's Board of Trust Managers. The Trust Managers have reviewed all transactions of the Company on a quarterly basis to determine compliance with the guidelines. Due to the typically higher risk nature of its investments, the Manager has selectively and extensively underwritten the Company's investments utilizing the expertise, processes and procedures developed by the AMRESCO Group.

The Company operates exclusively as an investor in real estate related assets. Historically, its asset allocation decisions and investment strategies have been influenced by changing market factors and conditions. The Company has no policy requiring that any specific percentage of its assets be invested in any particular type or form of real estate investment nor does it limit any particular type or form of real estate investment (other than CMBS) to a specific percentage. CMBS investments, by policy, cannot exceed 40% of the Company's total consolidated assets. The Board of Trust Managers has approved the sale of the Company's non-core assets, including its CMBS and equity investments in real estate. From time to time, the percentage of the Company's investments that will be invested in a particular category of real estate assets will vary.

The Company's historical investment activities have been focused in three primary areas: loan investments, CMBS and equity investments in real estate. Each of these investment categories is more fully described below. During the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, revenues derived from each of these categories were as follows (dollars in thousands):

                                                    Year Ended           Period from May 12, 1998
                                                 December 31, 1999       through December 31, 1998
                                             ------------------------    ------------------------
                                               Amount      % of Total      Amount      % of Total
                                             ----------    ----------    ----------    ----------
         Loan investments                    $   16,099            69%   $    4,834            55%
         Investments in CMBS                      3,699            16         1,563            18
         Equity investments in real estate        3,199            13           181             2
         Other                                      396             2         2,167            25
                                             ----------    ----------    ----------    ----------

                                             $   23,393           100%   $    8,745           100%
                                             ==========    ==========    ==========    ==========

Revenues derived from loan investments are included in the Company's consolidated statements of income for the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, as follows (dollars in thousands):

                                                                           Period from
                                                                           May 12, 1998
                                                             Year Ended      through
                                                            December 31,   December 31,
                                                                1999           1998
                                                            ------------   ------------
         Interest income on mortgage loans                  $     14,568   $      4,278
         Operating income from real estate                         1,531            211
         Equity in earnings of other real estate ventures           --              345
                                                            ------------   ------------

                                                            $     16,099   $      4,834
                                                            ============   ============

The Company provides financing through some real estate loan arrangements that, because of their nature, qualify as either real estate or joint venture investments for financial reporting purposes. Such determination by the Company affects the balance sheet classification of these investments and the recognition of revenues derived therefrom. These investments are referred to in this report as "ADC loan arrangements". For a discussion of ADC loan arrangements as well as operating profit and information regarding the Company's assets, reference is made to the audited consolidated financial statements and notes thereto included in Item 8 of this report. Revenues derived from equity investments in real estate includes both consolidated and unconsolidated investments which are held directly by the Company. Other is comprised principally of interest income which was derived from the temporary investment of the Company's excess cash and, to a lesser extent, of income from its unconsolidated taxable subsidiary and a minority-owned partnership that owns CMBS. At December 31, 1999, the Company's unconsolidated taxable subsidiary owned one CMBS and it held interests in a partnership that owns a mixed-use property. At December 31, 1998, the taxable subsidiary held only the commercial mortgage-backed security. During the period from May 12, 1998 through December 31, 1998, other represented a more significant component of the Company's revenues due to the income which was derived from the temporary investment of the Company's IPO and Private Placement proceeds prior to their deployment in real estate related investments.

The Company does not have, nor does it rely upon, any major customers. Additionally, the Company has made no investments outside of the United States.

Loan Investments

Historically, the Company has specialized in providing mid- to high-yield senior and mezzanine financing to real estate owners and developers on a participating and non-participating basis. Mezzanine loans, the repayment of which is subordinated to senior mortgage loans, are secured by a second lien mortgage and/or a pledge of the ownership interests of the borrower. Mezzanine loans generally afford a relatively higher yield and entail greater risks than senior mortgage loans. Based on committed amounts, senior mortgage loans and mezzanine loans comprised 85% and 15%, respectively, of the Company's loan investment portfolio at December 31, 1999. The Company's existing mortgage loan commitments range in size from $3.4 million to $45 million. As of December 31, 1999, the Company's loan investments are summarized as follows (dollars in thousands):

  Date of                                                                                                   Interest  Interest
   Initial    Scheduled                                            Collateral      Commitment     Amount      Pay      Accrual
  Investment  Maturity        Location        Property Type        Position         Amount     Outstanding    Rate      Rate
  ----------  --------  -------------------  --------------    -----------------   ----------  -----------   ------    -------
   05/12/98   03/31/01  Richardson, TX       Office            Second Lien          $ 14,700     $ 13,709    10.0%      12.0%
   06/01/98   06/01/01  Houston, TX          Office            First Lien             11,800       11,079    12.0%      12.0%
   06/22/98   06/19/00  Wayland, MA          Office            First Lien             45,000       39,134    10.5%      10.5%
   07/02/98   06/30/00  Washington, D.C.     Office            First Lien              7,000        6,409    10.5%      10.5%
   07/10/98   07/31/00  Pasadena, TX         Apartment         First Lien              3,350        2,993    10.0%      14.0%
   09/30/98    Various  San Antonio, TX/     Residential Lots  First Lien              8,400        3,555    10.0%      14.0%
                             Sunnyvale, TX
   05/18/99   05/19/01  Irvine, CA           Office            First Lien             15,260       13,057    10.0%      12.0%
   07/29/99   07/28/01  Lexington, MA        R&D/Bio-Tech      First Lien              5,213        2,753    11.5%      14.5%
   08/19/99   08/15/01  San Diego, CA        Medical Office    First Lien              5,745        4,048    11.5%      11.5%
                                                                                    --------     --------

  Mortgage loans held for investment                                                 116,468       96,737
                                                                                    --------     --------

   06/12/98   06/30/00  Pearland, TX         Apartment         First Lien             12,827       12,291    10.0%      11.5%
   06/17/98   06/30/00  San Diego, CA        R&D/Bio-Tech      First Lien              5,560        4,732    10.0%      13.5%
   06/19/98   06/18/00  Houston, TX          Office            First Lien             24,000       21,622    12.0%      12.0%
   07/01/98   07/01/01  Dallas, TX           Office            Ptrshp Interests       10,068        8,262    10.0%      15.0%
                                                                                    --------     --------

  ADC loan arrangements                                                               52,455       46,907
                                                                                    --------     --------

  Total loan investments                                                            $168,923     $143,644
                                                                                    ========     ========

Loan structures vary as they are usually customized to fit the characteristics of the real estate and its capital structure. Generally, the Company's loans have terms ranging from one to three years. Many of the Company's loans, particularly construction and rehabilitation loans, provide for initial investments followed by subsequent advances as costs are incurred by the borrower. Typically, loans provide for a fixed pay rate and fixed accrual rate of interest and, in some cases, may also provide for profit participation above the contractual accrual rate. The incremental interest earned at the accrual rate is often times not payable by the borrower until maturity of the loan. At December 31, 1999, the Company had 13 loan investments which accrue interest at accrual rates ranging from 10.5% to 15% per annum. Three of the 13 loan investments provide the Company with the opportunity for profit participation in excess of the contractual accrual rates.

The following table sets forth information regarding the location of the properties securing the Company's loan investments at December 31, 1999 (dollars in thousands):

                                                                     % of Total
                                    Committed      Loan Amount       Committed
                                     Amount        Outstanding        Amount
                                  -------------   -------------    -------------
               Texas              $      85,145   $      73,511               50%
               Massachusetts             50,213          41,887               30
               California                26,565          21,837               16
               Washington, D.C            7,000           6,409                4
                                  -------------   -------------    -------------

                                  $     168,923   $     143,644              100%
                                  =============   =============    =============

At December 31, 1999, the Company's loan investments were collateralized by the following product types (dollars in thousands):

                                                                % of Total
                                  Committed    Loan Amount      Committed
                                   Amount      Outstanding       Amount
                                ------------   ------------    ------------
               Office           $    127,828   $    113,272              76%
               Multifamily            16,177         15,284              10
               R&D/Bio-Tech           10,773          7,485               6
               Residential             8,400          3,555               5
               Medical Office          5,745          4,048               3
                                ------------   ------------    ------------

                                $    168,923   $    143,644             100%
                                ============   ============    ============

At December 31, 1999, the Company's loan investments were collateralized by the following loan types (dollars in thousands):

                                                                                     % of Total
                                                   Committed      Loan Amount        Committed
                                                    Amount        Outstanding          Amount
                                                 ------------     ------------      ------------
               Acquisition/Rehabilitation        $     64,868     $     53,660                38%
               Construction                            51,527           47,622                31
               Acquisition                             44,128           38,807                26
               Single-Family Lot Development            8,400            3,555                 5
                                                 ------------     ------------      ------------

                                                 $    168,923     $    143,644               100%
                                                 ============     ============      ============

The three properties underlying the Company's construction loans were substantially completed during 1999. As of December 31, 1999, these properties were 99%, 86% and 54% leased, respectively.

The Company is obligated to fund its loan commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. As the Company's loan portfolio is expected to contract as a result of repayments, geographic and product type concentrations will persist.

The Company has typically originated its loan investments; however, it has also purchased mortgage loans from members of the AMRESCO Group. To the extent the Company acquired mortgage loans from the AMRESCO Group, such acquisitions were made in strict conformance with the Company's policies regarding transactions with the AMRESCO Group. During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company acquired 10 loans from the AMRESCO Group at an aggregate purchase price of $39.7 million. The Company did not acquire any loans from the AMRESCO Group during 1999. Currently, any proposed acquisition or sale of assets involving a member of the AMRESCO Group requires the prior approval of a majority of the Independent Trust Managers of the Investment Committee of the Board of Trust Managers.

The underwriting process for loans has taken into account special risks associated with mid- to high-yield lending, including an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower or the borrowers' principal(s), a detailed analysis of the property or project being financed and an analysis of the market in which the borrower operates, including competition, market share data, comparable properties, absorption rates and market rental rates as well as general information such as population, employment trends, median income and demographic data. Prior to closing, the Manager has either obtained a Phase I environmental assessment or reviewed a recently obtained Phase I environmental assessment and at least one of the Manager's representatives performed a site inspection. Sources of information which were examined (if available) during the due diligence process included: (a) current and historical operating statements; (b) existing or new appraisals; (c) sales comparables; (d) industry statistics and reports regarding operating expenses; (e) existing leases and market rates for comparable leases; and (f) deferred maintenance observed during site inspections and described in structural and engineering reports. Using all of the information obtained during the due diligence process, the Manager then developed projections of net operating income and cash flows to determine current and expected exit values, as well as appropriate lending limits and pricing given the risks inherent in each transaction.

As of December 31, 1999, the Company had no realized losses on its portfolio of outstanding loans. The Company's allowance for loan losses, totaling $4.2 million at December 31, 1999, was ascribed entirely to a mezzanine loan with an outstanding balance of $8,262,000 and a recorded investment of $7,191,000. Currently, the Company does not expect that the ultimate resolution of this investment will have a material adverse impact on its financial position or results of operations. For additional discussion of this loan investment, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.

Commercial Mortgage-backed Securities

The Company has acquired non-investment grade classes of CMBS from several sources. In most commercial mortgage securitizations, including those from which the Company has acquired its bonds, a series of CMBS is issued in multiple classes in order to obtain investment-grade credit ratings for the senior classes (i.e., those with credit ratings of "BBB", "A", "AA" or "AAA") in order to increase their marketability. The non-investment grade, or subordinated classes, typically include classes with ratings below investment grade "BBB". These subordinated classes also typically include an unrated higher-yield, credit-support class which generally is required to absorb the first losses on the underlying mortgage loans. Each class of CMBS may be issued with a specific fixed rate or variable coupon rate and has a stated maturity or final scheduled distribution date. As the subordinated classes provide credit protection to the senior classes by absorbing losses from underlying mortgage loan defaults or foreclosures, they carry more credit risk than the senior classes. Subordinated classes are generally issued at a discount to their outstanding face value and therefore generally afford a higher yield than the senior classes.

Currently, the Company's investments in CMBS are classified as available for sale and are carried at estimated fair value as determined by quoted market rates. Any unrealized gains or losses are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company acquired five commercial mortgage-backed securities at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. The Company made no direct investments in CMBS during 1999. At December 31, 1999, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (dollars in thousands):

                                        Aggregate          Aggregate           Aggregate          Percentage of
                          Security      Amortized         Unrealized             Fair            Total Based on
                           Rating         Cost               Losses              Value              Fair Value
                                     --------------      --------------      --------------       --------------
                             BB-     $        4,271      $       (1,140)     $        3,131                  13%
                             B               19,664              (4,854)             14,810                  60%
                             B-              11,319              (4,691)              6,628                  27%
                                     --------------      --------------      --------------        ------------

                                     $       35,254      $      (10,685)     $       24,569                 100%
                                     ==============      ==============      ==============        ============

Additionally, at December 31, 1999, the Company had recorded an unrealized loss of $127,000, net of tax effects, related to one commercial mortgage-backed security owned by AMREIT II, Inc., its unconsolidated taxable subsidiary. The subsidiary acquired the security on May 27, 1998 at a purchase price of $3.5 million.

In February 1999, the Company contributed $0.7 million to a newly formed investment partnership with Olympus Real Estate Corporation. Concurrently, the partnership, which is 5% owned by the Company, acquired several classes of subordinated CMBS, including some unrated and interest only securities, at an aggregate purchase price of $12.7 million. The unrated and interest only securities were purchased by the partnership for $830,000 and $625,000, respectively. The other securities have an investment rating of either "BB" or "B".

At December 31, 1999 and 1998, investments in CMBS comprised approximately 12% and 17%, respectively, of the Company's investment portfolio.

As of December 31, 1999, the Company's CMBS holdings and their anticipated maturity date were as follows:

                                                                                          Expected
                 Class                          Security Name                          Maturity Date
               ---------   -----------------------------------------------------      ----------------
               G           Merrill Lynch Mortgage Investors, Inc. Series 1998-C2           March 2013
               H           Merrill Lynch Mortgage Investors, Inc. Series 1998-C2           March 2013
               J           Merrill Lynch Mortgage Investors, Inc. Series 1998-C2           March 2014
               G2          Morgan Stanley Capital I Series 1997 RR                      November 2022
               B-2A        CDC Depositor Trust Series 1998-ST1A                         February 2003
               B-3A        CDC Depositor Trust Series 1998-ST1A                         February 2003

Prior to its sale in March 2000, the B-3A bond was owned by the Company's unconsolidated taxable subsidiary. The B-2A bond was sold in January 2000. The list above excludes the bonds held by the partnership in which the Company has a 5% ownership interest. All of the mortgage loans underlying the minority-owned partnership's CMBS are scheduled to mature in December 2003.

Because there are numerous characteristics to consider when evaluating CMBS for purchase, each CMBS was analyzed individually, taking into consideration both objective data as well as subjective analysis. The Manager's due diligence included an analysis of (i) the underlying collateral pool, (ii) the prepayment and default history of the mortgage loans previously originated by the originator, (iii) cash flow analyses under various prepayment and interest rate scenarios (including sensitivity analyses) and (iv) an analysis of various default scenarios. However, which of these characteristics (if any) were important and how important each characteristic may have been to the evaluation of a particular CMBS depended on the individual circumstances. The Manager used sampling and other analytical techniques to determine on a loan-by-loan basis which mortgage loans would undergo a full-scope review and which mortgage loans would undergo a more streamlined review process. Although the choice was a subjective one, considerations that influenced the choice for scope of review included mortgage loan size, debt service coverage ratio, loan-to-value ratio, mortgage loan maturity, lease rollover, property type and geographic location. A full-scope review may have included, among other factors, a site inspection, tenant-by-tenant rent roll analysis, review of historical income and expenses for each property securing the mortgage loan, a review of major leases for each property (if available); recent appraisals (if available), engineering and environmental reports (if available), and the price paid for similar CMBS by unrelated third parties in arm's length purchases and sales (if available) or a review of broker price opinions (if the price paid by a bona fide third party for similar CMBS was not available and such price opinions were available). For those mortgage loans that were selected for the more streamlined review process, the Manager's evaluation may have included a review of the property operating statements, summary loan level data, third party reports, and a review of prices paid for similar CMBS by bona fide third parties or broker price opinions, each as available. If the Manager's review of such information did not reveal any unusual or unexpected characteristics or factors, no further due diligence was performed.

Equity Investments in Real Estate

The Company has made equity investments in real estate through two partnerships. The Company acquired these interests on a leveraged basis with the expectation that the investments would provide sufficient cash flow to provide a return on its investment after debt service within the Company's target parameters. The tax depreciation associated with these investments is used to offset the non-cash accrual of interest on some of its loan investments and original issue discount generally associated with CMBS.

The Company has entered into a master partnership that, through individual subsidiary partnerships, has acquired interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth, Texas area. The Company holds a 99.5% interest in the master partnership. The master partnership directly or indirectly owns 100% of the equity investment in each of these centers. Information about these centers is summarized below.

                                                                                             Percentage
                                                                                            Leased as of
                                                                            Approximate     December 31,
                Acquisition Date           Location          Square Feet   Purchase Price       1999
                ----------------   ---------------------    ------------- ---------------   -------------
                October 23, 1998   Arlington, Texas            82,730     $10.3 million          100%
                April 30, 1999     Flower Mound, Texas         86,516     $10.4 million           98%
                April 30, 1999     Grapevine, Texas            85,611     $12.4 million          100%
                April 30, 1999     Fort Worth, Texas           61,440     $ 7.4 million           98%
                August 25, 1999    Richardson, Texas           87,540     $10.7 million          100%

In connection with the acquisition of the Arlington center, the subsidiary partnership obtained a $7.5 million non-recourse loan from an unaffiliated third party. Immediately prior to the closing, the Company contributed $3.4 million of capital to the master partnership which, in turn, was then contributed to the subsidiary partnership. The proceeds from this contribution were used, in part, to fund the balance of the purchase price and to pay partnership formation expenses and costs associated with the non-recourse financing.

In connection with the acquisitions of the Flower Mound, Grapevine and Fort Worth centers, the three subsidiary partnerships which hold title to these assets obtained non-recourse financing totaling $19.5 million from an unaffiliated third party. Immediately prior to the closing, the Company contributed $11.4 million of capital to the master partnership. The master partnership, in turn, contributed these funds to the subsidiary partnerships. The proceeds from this contribution were used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the subsidiary partnerships.

In connection with the acquisition of the Richardson center, the subsidiary partnership obtained a $7.6 million non-recourse loan from an unaffiliated third party. Immediately prior to the closing, the Company contributed $3.4 million of capital to the master partnership which, in turn, was then contributed to the subsidiary partnership. The proceeds from this contribution were used, in part, to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the subsidiary partnership.

The loans on all five of these properties bear interest at 6.83% per annum. The interest rates on the first four loans were adjusted in connection with the placement of the fifth loan on August 25, 1999. Prior to that time, a $7.5 million loan bore interest at 7.28% per annum and three loans aggregating $19.5 million bore interest at 6.68% per annum. The loans require interest only payments through January 1, 2002; thereafter, interest and principal payments are due based upon 25-year amortization schedules. The loans, which mature on January 1, 2014, prohibit any prepayment of the outstanding principal prior to January 1, 2006. Thereafter, the loans may be prepaid at any time, in whole or in part, upon payment of an amount equal to the greater of (a) 1% of the then outstanding principal balance and (b) the present value of the sum of all of the remaining principal and interest payments of the loan or loans being repaid, assuming that all of these payments are paid when scheduled, less the principal balance of the loan on the repayment date, using as a discount rate the yield of the U.S. Treasury security having a maturity date that is the same maturity date of the loan or loans being repaid. The current principal balance and the balance due at maturity for each loan is as follows (in thousands):

                                                     Current        Balance Due at
                            Location                 Balance            Maturity
                         ---------------------   --------------     --------------
                         Arlington, Texas        $        7,500     $        5,387
                         Flower Mound, Texas              6,882              4,944
                         Grapevine, Texas                 7,783              5,590
                         Fort Worth, Texas                4,833              3,471
                         Richardson, Texas                7,602              5,461
                                                 --------------     --------------

                                                 $       34,600     $       24,853
                                                 ==============     ==============

Each subsidiary partnership has entered into lease agreements with various lessees covering the center it owns. The principal tenant of each property is Randall's Food & Drug, a wholly-owned subsidiary of Safeway, Inc. Each lease is a triple net lease with the lessee obligated to pay the rent shown below plus its pro rata share (based on the square footage it occupies divided by the total square footage of the center) of the taxes, insurance premiums and the costs of repair and maintenance of the center. Each of the Randall's Food & Drug leases has a 25-year term, with an option to extend the lease for four additional 5-year terms. Rental payments are due monthly. Each of the Randall's Food & Drug leases provides for a rent increase on the tenth anniversary of the lease. Approximate minimum annual rental amounts due from Randall's Food & Drug for each property are as follows:

                                                              Approximate
                                                             Total Minimum
                                       Location               Annual Rent
                               --------------------------  -------------------
                               Arlington, Texas                 $616,000
                               Flower Mound, Texas              $621,000
                               Grapevine, Texas                 $680,000
                               Fort Worth, Texas                $565,000
                               Richardson, Texas                $614,000

In addition to these amounts, Randall's Food & Drug is obligated under the terms of each lease to make an annual payment equal to 1% of its gross sales over specified minimum amounts.

The Company competes for tenants in these five centers primarily on the basis of customer traffic generated by its retail anchor tenants. Smaller tenants are generally attracted to retail centers on the basis of desirable locations, competitive lease terms and high occupancy rates. If any anchor tenant closes or relocates, there could be a material adverse effect on the operation of the affected center.

On March 2, 1999, the Company acquired a 49% limited partnership interest in a partnership that owns a 116,000 square foot office building in Richardson, Texas. In connection with this acquisition, the Company contributed $1.4 million of capital to this partnership. The property is encumbered by a first lien mortgage with a current principal balance of approximately $13.7 million. The non-recourse mortgage loan, which is provided by an unaffiliated third party, bears interest at 6.75% per annum and requires interest and principal payments based upon a 25-year amortization schedule. The loan matures on March 5, 2019, at which time $4.9 million is due. On the tenth anniversary of the loan, the lender has the option, upon 60 days prior written notice, to increase the interest rate to the then current market rate. No prepayment of principal, other than scheduled amortization, is permitted during years 1-5 and years 11-15. The loan can be prepaid during years 6 and 16 upon payment of a penalty equal to 3% of the amount prepaid. During years 7 and 17, the loan can be prepaid upon payment of a penalty equal to 2% of the amount prepaid. In years 8 and 18, the loan can be prepaid upon payment of a penalty equal to 1% of the amount prepaid. In years 9, 10, 19 and 20, the loan can be prepaid without penalty. Safeco Insurance Company of America currently occupies approximately 74,000 square feet of space in the building under a 10-year lease. In 2002 and 2004, Safeco is obligated under the terms of the lease to take additional space totaling approximately 16,000 square feet. The lease provides for two 5-year renewal options at market rates. As of December 31, 1999, the property was 100% leased.

The Company's unconsolidated taxable subsidiary holds interests (indirectly) in a partnership which owns a 909,000 square foot mixed-use property in Columbus, Ohio.

The Company does not operate the real estate owned by the partnerships, but rather it relies upon qualified and experienced real estate operators unaffiliated with the Company.

In considering potential equity investments in real estate, the Company's Manager performed due diligence substantially similar to that described above in connection with the acquisition or origination of loan investments.

COMPETITION

The Company has competed in the acquisition and origination of investments with a significant number of other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, credit companies and other entities, some of which have greater financial resources than the Company. In addition, there are several REITs similar to the Company, and others may be organized in the future. The effect of the existence of such additional investors may be to increase competition for the available supply of targeted investments. The availability of targeted investments is dependent upon, among other things, the size of and level of activity in the commercial real estate lending market, which depend on various factors, including the level of interest rates, regional and national economic conditions and inflation and deflation in commercial real estate values.

In addition, the Company (to the extent the Company owns commercial real estate through investments in partnerships) and the owners of real properties securing the Company's mortgage loans compete with numerous other owners and operators of similar properties, including commercial developers, real estate companies and REITs. Many of these entities may have greater financial and other resources and more operating experience than the Company or the owners of real properties securing the Company's mortgage loans, as applicable. Many of the real properties owned by the Company and those owned and operated by borrowers under its mortgage loans are located in markets or submarkets in which significant construction or rehabilitation of properties may occur. This could result in overbuilding in these markets or submarkets. Any such overbuilding could adversely impact the ability of the Company to lease its properties and the ability of the borrowers under the Company's mortgage loans to lease their respective properties and repay their mortgage loans. This could, in turn, adversely impact the Company's income and its ability to make distributions to its shareholders.

There are an estimated 25 to 40 significant competitive structured finance lenders competing against the Company. The Company ranks on the lower end on volume and on the upper end on return on assets in this group of lenders. Historically, the Company has been competitive as a finance company due to its ability and willingness to customize financing structures. The Company may be less competitive at times due to its relatively small capitalization and lack of low cost capital.

If shareholders approve the liquidation and dissolution, the Company will no longer compete in any such areas after completing the liquidation of its assets.

ENVIRONMENTAL MATTERS

Under existing and future environmental legislation, a current or previous owner or operator of real estate may be liable for the remediation of hazardous or toxic substances on, under or in such real estate. Accordingly, the value and operating costs of real estate acquired by the Company may be affected by the obligation to pay for the cost of complying with this legislation. As a part of the Manager's due diligence activities, Phase I environmental assessments were obtained on all real estate acquired by the Company and on the real estate collateralizing its loan investments. The purpose of Phase I environmental assessments was to identify potential environmental contamination that is made apparent from historical reviews of the real estate, reviews of certain public records, preliminary (non-invasive) investigations of the sites and surrounding real estate, and screening of relevant records for the presence of hazardous substances, toxic substances and underground storage tanks. There can be no assurance that such assessments revealed all existing or potential environmental risks and liabilities, nor that there will be no unknown or material environmental obligations or liabilities.

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

SHAREHOLDER RIGHTS PLAN

On February 25, 1999, the Company's Board of Trust Managers adopted a shareholder rights plan (the "Rights Plan"). The Rights Plan was adopted in response to the consolidation trend in the REIT industry rather than in response to any specific proposals or communications. The Rights Plan is designed to provide the Company's Board of Trust Managers with negotiating leverage in dealing with a potential acquirer, to protect the Company from unfair and abusive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a full and fair price to all shareholders. The Rights Plan is not intended to prevent an acquisition beneficial to all of the Company's shareholders. In connection with the adoption of the Rights Plan, the Board of Trust Managers declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share of the Company. The dividend was paid on March 11, 1999 to shareholders of record on March 11, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share ("Preferred Share") for $37.50 per one one-hundredth of a Preferred Share. The Rights trade with the Company's Common Shares and are not exercisable until a triggering event, as defined, occurs.

ITEM 2.  PROPERTIES

The Company does not maintain a separate office. It relies exclusively on the facilities of its manager, AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. The executive offices of the Company, the Manager and AMRESCO, INC. are located at 700 North Pearl Street, Suite 1900, Dallas, Texas 75201.

The Company (through a majority-owned partnership) holds interests in five grocery-anchored shopping centers in the Dallas/Fort Worth, Texas area. These properties are described in Item 1. Business under the heading "Historical Investment Activities - Equity Investments in Real Estate". As of March 1, 2000, the leasing status of each of the centers was as follows:

                                             Percentage
                          Location             Leased
                    ---------------------  ----------------
                    Arlington, TX                  100%
                    Flower Mound, TX                98%
                    Grapevine, TX                  100%
                    Fort Worth, TX                  98%
                    Richardson, TX                 100%

An unconsolidated taxable subsidiary of the Company holds interests (indirectly) in a partnership which owns a 909,000 square foot mixed-use property in Columbus, Ohio. The partnership interests were acquired through foreclosure on February 25, 1999. The property is held subject to a $17 million first lien mortgage provided by an unaffiliated third party and a $6.8 million second lien mortgage provided by one of the Company's wholly-owned subsidiaries. As of March 1, 2000, the property was 75% leased.

Effective March 2, 1999, the Company acquired a 49% limited partner interest in a partnership which owns a 116,000 square foot office building in Richardson, Texas. The property is encumbered by a first lien mortgage with a current outstanding balance of approximately $13.7 million. As of March 1, 2000, the property was 100% leased.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999, through the solicitation of proxies or otherwise.

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

                                                                   High              Low
                                                                ------------     ------------
                  1998
                  ----
                  Second Quarter (commencing May 7, 1998) ....  $     15.063     $     12.375
                  Third Quarter ..............................        13.500            8.688
                  Fourth Quarter .............................        10.438            5.875

                  1999
                  ----
                  First Quarter ..............................        10.500            8.250
                  Second Quarter .............................        10.750            8.250
                  Third Quarter ..............................        11.063            8.563
                  Fourth Quarter .............................         9.563            8.000

                  2000
                  ----
                  First Quarter (through March 10, 2000) .....         9.750            8.313

SHAREHOLDER INFORMATION

At March 10, 2000, the Company had approximately 40 holders of record of its Common Shares. It is estimated that there were approximately 2,600 beneficial owners of the Common Shares at that date.

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

DISTRIBUTION INFORMATION

Since its inception, the Company has paid quarterly dividends on its Common Shares which have been designed to allow the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The following table sets forth information regarding the declaration, payment and federal income tax status of the Company's dividends since its commencement of operations on May 12, 1998 (dollars in thousands, except per share amounts).

                                                                                                DIVIDEND
                                                                                                  PER
                         DECLARATION           RECORD               PAYMENT         DIVIDEND     COMMON      ORDINARY      RETURN OF
                            DATE                DATE                 DATE             PAID        SHARE       INCOME        CAPITAL
                       -----------------   -----------------   -----------------   ----------   ----------   ----------   ----------
 1998
 ----
 Period from May 12,
   1998 through June   July 23, 1998       July 31, 1998       August 17, 1998     $    1,001   $     0.10   $   0.1000   $       --
   30, 1998
 Third Quarter         October 22, 1998    October 31, 1998    November 16, 1998        2,401         0.24       0.2400           --
 Fourth Quarter        December 15, 1998   December 31, 1998   January 27, 1999         4,002         0.40       0.4000           --
                                                                                   ----------   ----------   ----------   ----------

                                                                                   $    7,404   $     0.74   $   0.7400   $       --
                                                                                   ==========   ==========   ==========   ==========

 1999
 ----
 First Quarter         April 22, 1999      April 30, 1999      May 17, 1999        $    3,602   $     0.36   $   0.3268   $   0.0332
 Second Quarter        July 22, 1999       July 31, 1999       August 16, 1999          3,906         0.39       0.3466       0.0434
 Third Quarter         October 21, 1999    October 31, 1999    November 15, 1999        4,006         0.40       0.3555       0.0445
 Fourth Quarter        December 15, 1999   December 31, 1999   January 27, 2000         4,407         0.44       0.3911       0.0489
                                                                                   ----------   ----------   ----------   ----------

                                                                                   $   15,921   $     1.59   $   1.4200   $   0.1700
                                                                                   ==========   ==========   ==========   ==========

In order to maintain its qualification as a REIT, the Company must currently make annual distributions to its shareholders of at least 95% of its taxable income. For tax years beginning after December 31, 2000, the minimum distribution requirement has been reduced from 95% to 90%. For the taxable years ended December 31, 1999 and 1998, the Company declared dividends totaling $1.59 and $0.74 per share, respectively, which satisfied the 95% distribution requirement for such years.

On March 29, 2000, the Company's Board of Trust Managers adopted a Plan of Liquidation and Dissolution. If the liquidation and dissolution is approved by the Company's shareholders, its dividend policy (which currently provides for the payment of at least 95% of its REIT taxable income to shareholders each year) will be modified to provide for the distribution of the Company's assets to its shareholders. The timing and amount of future distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of asset dispositions and the extinguishment of its financing facilities, reserve requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions which will allow it to continue to qualify as a REIT under the Code. Although the Company generally expects to continue to pay quarterly dividends, the timing of such distributions may vary from the Company's historical practices in response to the timing of its asset dispositions and the repayment of its loans.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item
1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                                                              Period from
                                                                                            February 2, 1998
                                                                            Year Ended           through
              (In thousands, except per share and ratio data)            December 31, 1999  December 31, 1998
                                                                         -----------------  -----------------
              Revenues ...............................................    $       23,393     $        8,745
              Net income .............................................    $        7,320     $        3,952
              Earnings per common share:
                 Basic ...............................................    $         0.73     $         0.56
                 Diluted .............................................    $         0.73     $         0.56
              Dividends declared per common share ....................    $         1.59     $         0.74
              Total assets ...........................................    $      231,244     $      190,926
              Total debt .............................................    $      105,097     $       46,838
              Long-term debt .........................................    $       34,600     $       46,838
              Total shareholders' equity .............................    $      117,951     $      130,266
              Debt to equity ratio ...................................          0.9 to 1           0.4 to 1
              Debt to equity ratio (excluding non-recourse debt
                  on real estate) ....................................          0.6 to 1           0.3 to 1

The Company believes that the following additional financial data is also meaningful to users of its financial reports. Such information should also be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data". Although the Company was initially capitalized on February 2, 1998 (with $1,000), it did not commence operations until its initial public offering was completed on May 12, 1998. As a result, the Company had no earnings prior to the commencement of its operations. Accordingly, the 1998 data set forth below reflects operations, earnings per common share and other relevant information for the period from May 12, 1998 (inception of operations) through December 31, 1998.

                                                                                               Period from
                                                                                               May 12, 1998
                                                                            Year Ended           through
(In thousands, except per share and yield data)                          December 31, 1999   December 31, 1998
                                                                         -----------------   -----------------
Dividends declared per common share .................................     $          1.59     $          0.74
Dividend yield (annualized) .........................................                 18.7%(a)            12.2%(a)

Operating Results under Generally Accepted Accounting Principles:
    Revenues ........................................................     $        23,393     $         8,745
    Net income ......................................................     $         7,320     $         3,952
    Earnings per common share:
       Basic ........................................................     $          0.73     $          0.39
       Diluted ......................................................     $          0.73     $          0.39

Tax Basis Operating Results:
    Tax basis income ................................................     $        14,159     $         7,495
    Tax basis income per common share:
       Basic ........................................................     $          1.41     $          0.75
       Diluted ......................................................     $          1.41     $          0.75

     (a) To derive the dividend yield for the year ended December 31, 1999, dividends declared during the year were divided by the Company's closing stock price on December 31, 1999 ($8.50 per share). To derive the dividend yield for 1998, dividends declared per common share during the period from May 12, 1998 (inception of operations) through December 31, 1998 were annualized; the result was then divided by the Company's closing stock price on December 31, 1998 ($9.50 per share).

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

The Company may experience high volatility in financial statement net income and tax basis income from quarter to quarter and year to year, primarily as a result of the size of its investment portfolio, fluctuations in interest rates, borrowing costs, prepayment rates and favorable and unfavorable credit related events such as profit participations or credit losses. The operating results of the Company will depend, in part, upon the ability of the Company to manage its interest rate, prepayment and credit risks, while maintaining its status as a REIT. Additionally, the Company's accounting for some real estate loan arrangements as either real estate or joint venture investments may contribute to volatility in financial statement net income. Furthermore, as described below, the Company intends to sell its non-core assets, including its CMBS holdings and its equity investments in real estate. These transactions, should they occur, are expected to contribute significantly to volatility in the Company's future financial statement net income and tax basis income. Also, the Board of Trust Managers has approved a Plan of Liquidation and Dissolution
(the "Plan") which provides for the complete liquidation of the Company.

The liquidation and dissolution of the Company requires the affirmative vote of at least two-thirds of the Company's outstanding common shares. The Company plans to submit this matter to its shareholders at its Annual Meeting which is expected to be held in June 2000. If the Plan receives shareholder approval at the Annual Meeting, the Company will adopt liquidation basis accounting immediately thereafter. Under liquidation basis accounting, the Company's assets would be adjusted to their net realizable values and the Company's liabilities would be adjusted to their expected settlement amounts. These adjustments, if any, would be recognized in earnings at that time.

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, which include its CMBS investments and its equity investments in real estate. To date, the Company has entered into a non-binding letter agreement for the sale of its ownership interest in one partnership that holds title to real estate. Additionally, the Company has identified potential buyers for its ownership interests in two other partnerships as further described below. In January 2000, the Company sold one of its CMBS investments (a "B" rated bond) for $3.6 million, which approximated its carrying value at December 31, 1999. In March 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS investment for $3.1 million. This bond was sold at a price which was approximately $0.1 million less than its carrying value at December 31, 1999 (excluding tax effects). The reduction in value (from December 31, 1999) was attributable to a combination of higher interest rates and an increase in the spread demanded by purchasers for this particular security in early 2000. The Company is continuing to market the balance of its CMBS holdings.

A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. Initially, proceeds from loan repayments and the asset sales described above will be used to repay the Company's existing credit facilities. As of December 31, 1999, amounts outstanding under these facilities totaled $70.5 million. After these credit facilities have been fully repaid and assuming that the Plan has received shareholder approval, liquidating distributions will then be made to the Company's shareholders as, and when, additional loans are repaid and assets are sold, provided that the Board of Trust Managers believes that adequate reserves are available for the payment of the Company's liabilities and expenses. Given the short duration of the Company's loans and the quality of most of its assets, the Company believes that the liquidation process will be completed in 18 to 24 months, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

Under generally accepted accounting principles, net income for the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998 was $7,320,000 and $3,952,000, respectively, or $0.73 and $0.39 per common share, respectively. The Company had no income or expenses during the period from February 2, 1998 (date of initial capitalization) through May 11, 1998. The Company's sources of revenue for the year ended December 31, 1999 and the period from May 12, 1998 through December 31, 1998, totaling $23,393,000 and $8,745,000, respectively, are set forth below.

o $16,099,000 and $4,834,000, respectively, from loan investments. As some of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statements of income for the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998 as follows: interest income on mortgage loans of $14,568,000 and $4,278,000, respectively; operating income from real estate of $1,531,000 and $211,000, respectively; and equity in earnings of other real estate ventures of $0 and $345,000, respectively.

o    $3,699,000 and $1,563,000, respectively, from investments in CMBS.

o $3,327,000 and $181,000, respectively, of operating income from real estate owned by the Company (through a majority-owned partnership).

o $17,000 and $243,000, respectively, of equity in earnings from its unconsolidated subsidiary, partnerships and other real estate ventures.

o $251,000 and $1,924,000, respectively, of interest income from short-term investments.

Additionally, the Company realized a gain of $584,000 during the year ended December 31, 1999 in connection with the repayment of an ADC loan arrangement. The gain was comprised principally of interest income earned at the accrual rate over the life of the loan investment. No gains were realized during 1998.

The Company incurred expenses of $16,631,000 and $4,793,000 during the year ended December 31, 1999 and the period from May 12, 1998 through December 31, 1998, respectively. These expenses are set forth below.

o $2,206,000 and $1,187,000, respectively, of management fees, including $2,066,000 and $835,000, respectively, of base management fees payable to the Manager pursuant to the Management Agreement and $140,000 and $352,000, respectively, of expense associated with compensatory options granted to the Manager. Costs associated with the compensatory options decreased during the year ended December 31, 1999 primarily as a result of a decrease in the expected volatility of the Company's stock. No incentive fees were incurred during either period.

o $1,437,000 and $1,294,000, respectively, of general and administrative costs, including $200,000 and $0, respectively, of resolution costs associated with a non-performing loan, $0 and $330,000, respectively, of due diligence costs associated with an abandoned transaction, $304,000 and $396,000, respectively, for professional services, $234,000 and $162,000, respectively, for directors and officers' insurance, $192,000 and $140,000, respectively, of reimbursable costs pursuant to the Management Agreement, $(8,000) and $68,000, respectively, related to compensatory options granted to some members of the AMRESCO Group, $114,000 and $0, respectively, of dividend equivalent costs, $23,000 and $0, respectively, of fees paid to the Company's Independent Trust Managers for their participation at special meetings of the Board of Trust Managers, $91,000 and $56,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers and $111,000 and $57,000, respectively, of travel costs. Costs associated with the compensatory options decreased during the year ended December 31, 1999 primarily as a result of a decrease in the expected volatility of the Company's stock. These categories do not represent all general and administrative expenses.

o $1,737,000 and $0, respectively, of costs associated with an abandoned merger.

o $5,593,000 and $567,000, respectively, of interest expense (net of capitalized interest totaling $593,000 and $57,000, respectively) associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o $1,084,000 and $277,000, respectively, of participating interest associated with amounts due to an affiliate.

o $1,252,000 and $100,000, respectively, of depreciation expense, including $810,000 and $56,000, respectively, related to five grocery-anchored shopping centers and $442,000 and $44,000, respectively, related to loan investments accounted for as real estate.

o $3,322,000 and $1,368,000, respectively, of provision for loan losses. During the year ended December 31, 1999, the Company charged-off $500,000 against an existing allowance for losses related to the non-performing loan referred to above. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments". No charge-offs were recorded during the period from May 12, 1998 through December 31, 1998.

During the year ended December 31, 1999 and the period from May 12, 1998 through December 31, 1998, minority interest in a subsidiary partnership's net income totaled $26,000 and $0, respectively.

Year Ended December 31, 1999 Compared to Period from February 2, 1998 (Date of Initial Capitalization) through December 31, 1998

The Company was initially capitalized through the sale of 100 common shares to AMRESCO, INC. on February 2, 1998 and it commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. The following comparisons reflect the fact that during the entire year ended December 31, 1999, the Company's net proceeds from the issuance of its common shares were fully invested and it (and its consolidated partnerships) had outstanding borrowings under several credit facilities. By contrast, during the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, the Company was actively investing the $139.7 million of net proceeds received from the issuance of its common shares. These proceeds were not fully invested until September 30, 1998. Additionally, the Company did not begin to borrow under its credit facilities until September 30, 1998. During the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, the Company had operations for only 234 days (from May 12, 1998 through December 31, 1998). The Company had no income or expenses during the period from February 2, 1998 through May 11, 1998.

The Company's revenues increased by $14,648,000, or 168%, from $8,745,000 to $23,393,000, due primarily to increases in interest income derived from mortgage loan investments, income from commercial mortgage-backed securities, and operating income from real estate. More specifically, the higher revenues were attributable to the following (amounts in parentheses represent incremental revenues earned in 1999 as compared to 1998):

o mortgage loans that were originated during 1998 and those that were acquired immediately after the closing of the IPO (other than loans accounted for as real estate or joint venture investments for financial reporting purposes) were outstanding for a longer period of time during the year ended December 31, 1999 and at higher average balances due to additional fundings under these commitments ($7,197,000);

o some of the loans that contributed to 1999 revenues were acquired on September 30, 1998 and therefore they generated only three months of revenues in the earlier period ($1,746,000);

o    three new loan originations that occurred in mid 1999 ($1,347,000);

o acquisitions of CMBS that occurred on May 27, 1998, June 30, 1998 and September 1, 1998 ($2,136,000);

o acquisitions of real estate that occurred on October 23, 1998, April 30, 1999 and August 25, 1999 ($3,146,000);

o the properties underlying two of the Company's ADC loan arrangements accounted for as real estate were substantially completed in 1999 and began producing operating income ($1,112,000); and

o a property underlying one of the Company's ADC loan arrangements accounted for as real estate was operating during the entire year ended December 31, 1999 as compared to a period of just over six months during 1998 ($208,000).

The higher revenues described above were offset by declines in interest income from short-term investments and equity in earnings from the Company's unconsolidated subsidiary, partnerships and other real estate ventures. Interest income declined by $1,673,000, from $1,924,000 to $251,000, as the uninvested portion of the net proceeds received from the issuance of the Company's common shares were temporarily invested in short-term investments during the period from May 12, 1998 through September 30, 1998. Equity in earnings from unconsolidated subsidiary, partnerships and other real estate ventures declined by $571,000, from $588,000 to $17,000. For the most part, this decline was attributable to the non-performing loan referred to above. This loan was performing until late in the fourth quarter of 1998. Prior to its reclassification, which is described below, this loan was accounted for as a joint venture investment for financial reporting purposes.

During the year ended December 31, 1999, the average book value of the Company's assets, excluding cash and cash equivalents, approximated $204 million. During the period from February 2, 1998 through December 31, 1998, the average book value of the Company's assets, excluding cash and cash equivalents, approximated $91 million.

The Company's expenses increased by $11,838,000, or 247%, from $4,793,000 to $16,631,000, due primarily to increases in borrowing costs (including participating interest in mortgage loans), base management fees, depreciation expense and the Company's provision for loan losses. Additionally, the Company's 1999 expenses included $1,737,000 of costs associated with an abandoned merger.

During the year ended December 31, 1999, the Company incurred borrowing costs, including participating interest in mortgage loans, of $6,677,000 (net of amounts capitalized of $593,000). During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company incurred borrowing costs, including participating interest in mortgage loans, of only $844,000 (net of amounts capitalized of $57,000) as it did not begin to leverage its assets until September 30, 1998. As of December 31, 1999 and 1998, obligations under the Company's various financing arrangements totaled $105,097,000 and $52,647,000, including amounts due to an affiliate of $0 and $5,809,000, respectively. Amounts due to the affiliate were fully extinguished on November 1, 1999. Base management fees increased by $1,231,000, from $835,000 to $2,066,000, as a result of the Company's larger average asset base upon which the fee is calculated. Depreciation expense increased by $1,152,000, from $100,000 to $1,252,000, as a result of the real estate acquisitions described above and the fact that the projects securing two of the Company's ADC loan arrangements accounted for as real estate were substantially completed and held available for occupancy during 1999. Finally, the Company's provision for loan losses increased by $1,954,000, from $1,368,000 to $3,322,000. The increase was attributable to one investment, an ADC loan arrangement, that was deemed to be impaired as of December 31, 1999. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments". The higher expenses enumerated above were offset, in part, by a decline in compensatory option charges. For the reasons cited above, the aggregate costs associated with compensatory options declined by $288,000, from $420,000 to $132,000.

For the reasons cited above, income before gains and minority interests increased by $2,810,000, or 71%, from $3,952,000 to $6,762,000.

Net income increased by $3,368,000, or 85%, from $3,952,000 to $7,320,000. In addition to the factors cited above, net income increased partially as a result of a $584,000 gain realized in connection with the repayment of an ADC loan arrangement. During 1999, the Company's net income was reduced by a minority interest in a subsidiary partnership's net income totaling $26,000.

Distributions

Historically, the Company's policy has been to distribute at least 95% of its REIT taxable income to shareholders each year. To that end, dividends have been paid quarterly. For a discussion of future distributions, see caption entitled "Distribution Information" in Item 5. "Market for Registrant's Common Equity and Related Shareholder Matters". Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements and stock-based compensation awards and the nondeductibility, for tax purposes, of the Company's loan loss reserve (for a discussion of ADC loan arrangements and a reconciliation of financial statement net income to tax basis income, see the notes to the audited consolidated financial statements included in Item 8 of this report). As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. Dividends declared to date, as well as their federal income tax status, are as follows (dollars in thousands, except per share amounts):

                                                                                                   DIVIDEND
                                                                                                     PER
                              DECLARATION            RECORD            PAYMENT         DIVIDEND     COMMON     ORDINARY    RETURN OF
                                 DATE                DATE                DATE            PAID       SHARE       INCOME       CAPITAL
                           -----------------   -----------------   -----------------   ---------   ---------   ---------   ---------
 1998
 ----
 Period from May 12, 1998
    through June 30, 1998  July 23, 1998       July 31, 1998       August 17, 1998     $   1,001   $    0.10   $  0.1000   $      --
 Third Quarter             October 22, 1998    October 31, 1998    November 16, 1998       2,401        0.24      0.2400          --
 Fourth Quarter            December 15, 1998   December 31, 1998   January 27, 1999        4,002        0.40      0.4000          --
                                                                                       ---------   ---------   ---------   ---------

                                                                                       $   7,404   $    0.74   $  0.7400   $      --
                                                                                       =========   =========   =========   =========
 1999
 ----
 First Quarter             April 22, 1999      April 30, 1999      May 17, 1999        $   3,602   $    0.36   $  0.3268   $  0.0332
 Second Quarter            July 22, 1999       July 31, 1999       August 16, 1999         3,906        0.39      0.3466      0.0434
 Third Quarter             October 21, 1999    October 31, 1999    November 15, 1999       4,006        0.40      0.3555      0.0445
 Fourth Quarter            December 15, 1999   December 31, 1999   January 27, 2000        4,407        0.44      0.3911      0.0489
                                                                                       ---------   ---------   ---------   ---------

                                                                                       $  15,921   $    1.59   $  1.4200   $  0.1700
                                                                                       =========   =========   =========   =========

A portion of each of the distributions declared in 1999 was classified as a non-taxable return of capital as a result of the merger related charges described above.

Loan Investments

During the period from May 12, 1998 through December 31, 1998, the Company assembled a portfolio of 21 loans, representing $209.6 million in aggregate commitments; eleven of these loans were originated by the Company while two of the loans were acquired from AMRESCO Funding Corporation ("AFC") and eight of the loans were acquired from AMRESCO Commercial Finance, Inc. ("ACFI"), both of whom are members of the AMRESCO Group. As of December 31, 1998, $136.8 million had been advanced under these facilities. During the year ended December 31, 1999, six of the Company's loans were fully repaid, three loan originations were closed and four loans were sold to ACFI. Additionally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. Excluding the loan classified as an investment in unconsolidated subsidiary, the Company had 13 loans representing $168.9 million in aggregate commitments as of December 31, 1999; $143.6 million had been advanced under these facilities at December 31, 1999. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

The two loans were acquired from AFC immediately after the closing of the IPO at an aggregate cash purchase price of $5,433,000, including accrued interest and as adjusted for unamortized loan commitment fees.

The eight loans were acquired from ACFI on September 30, 1998 pursuant to two separate agreements. The first agreement provided for the purchase of three loans at an aggregate cash purchase price of $11,314,000, including accrued interest of $137,000. The second agreement provided for the purchase of five loans at an aggregate cash purchase price of $22,978,000, including accrued interest of $675,000. Immediately following the purchase of the five loans, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from the five loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as was outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. The sales price was comprised of $4,345,000 which had the effect of reducing the Company's net investment in such loans; the balance of the sales price, or $675,000, equated to the amount of interest which was accrued under the five loan agreements as of September 30, 1998. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which were required to be made under the five loan agreements. The proceeds received from ACFI were accounted for as a financing.

In January 1999 and November 1999, the Company sold one loan and three loans, respectively, to ACFI. Prior to their sale, these investments had been subject to the ACFI economic interest described above. The fifth loan was fully repaid by the borrower in May 1999. The proceeds from the sales, which produced no gain or loss for the Company, totaled $13,340,000. In connection with the most recent sale, amounts due to ACFI were fully extinguished; additionally, ACFI's contingent reimbursement obligations were discharged.

During the year ended December 31, 1999, the Company advanced a total of $71.2 million under its loan commitments. The proceeds from the six loan repayments and the four loan sales totaled $48.5 million, including accrued interest, a profit participation and a prepayment fee aggregating $1.2 million. Principal collections on the Company's other loan investments totaled $3.5 million during the year ended December 31, 1999.

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

Based upon the amounts outstanding under these facilities, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.7% and a weighted average interest accrual rate of 11.8% as of December 31, 1999. At December 31, 1999, three of the 13 loans provided the Company with the opportunity for profit participation above the contractual accrual rate. The following table summarizes the Company's loan investments as of December 31, 1999 and 1998 (dollars in thousands):

              Scheduled
              Maturity/
              Date of
 Date of      Repayment,                                                                        Commitment Amount
 Initial       Sale or                                                     Collateral         ---------------------
Investment     Other        Location        Property Type                   Position            1999        1998
----------    --------   --------------     ----------------------------   -----------        ---------   ---------
05/12/98      03/31/01   Richardson, TX     Office                         Second Lien        $  14,700   $  14,700
06/01/98      06/01/01   Houston, TX        Office                         First Lien            11,800      11,800
06/22/98      06/19/00   Wayland, MA        Office                         First Lien            45,000      45,000
07/02/98      06/30/00   Washington, D.C.   Office                         First Lien             7,000       7,000
07/10/98      07/31/00   Pasadena, TX       Apartment                      First Lien             3,350       3,350
09/01/98      11/30/99   Los Angeles, CA    Mixed Use                      First Lien                --      18,419
09/30/98      05/28/99   San Antonio, TX    Residential Lots               First Lien                --       3,266
09/30/98       Various   San Antonio, TX/   Residential Lots               First Lien             8,400       8,400
                           Sunnyvale, TX
09/30/98      05/27/99   Galveston, TX      Apartment                      First Lien                --       3,664
09/30/98      11/01/99   Ft. Worth, TX      Apartment                      Ptrshp Interests          --       2,650
09/30/98      01/14/99   Austin, TX         Office                         First Lien                --       6,325
09/30/98      11/01/99   Dallas, TX         Medical Office                 First Lien                --       3,015
09/30/98      11/01/99   Norwood, MA        Industrial/Office              First Lien                --       8,765
10/01/98      12/31/99   Richardson, TX     Office                         First Lien                --         567
12/29/98      02/03/99   San Antonio, TX    Residential Lots               First Lien                --         255
05/18/99      05/19/01   Irvine, CA         Office                         First Lien            15,260          --
07/29/99      07/28/01   Lexington, MA      R&D/Bio-Tech                   First Lien             5,213          --
08/19/99      08/15/01   San Diego, CA      Medical Office                 First Lien             5,745          --
                                                                                              ---------   ---------
Mortgage loans held for investment                                                              116,468     137,176
                                                                                              ---------   ---------

 05/12/98     02/25/99   Columbus, OH       Mixed Use                      Second Lien               --       7,000
 06/12/98     06/30/00   Pearland, TX       Apartment                      First Lien            12,827      12,827
 06/17/98     06/30/00   San Diego, CA      R&D/Bio-Tech                   First Lien             5,560       5,560
 06/19/98     06/18/00   Houston, TX        Office                         First Lien            24,000      24,000
 07/01/98     07/01/01   Dallas, TX         Office                         Ptrshp Interests      10,068      10,068
 09/30/98     03/01/99   Richardson, TX     Office                         First Lien                --      13,001
                                                                                              ---------   ---------
ADC loan arrangements                                                                            52,455      72,456
                                                                                              ---------   ---------

Total loan investments                                                                        $ 168,923   $ 209,632
                                                                                              =========   =========

              Scheduled
              Maturity/
              Date of
 Date of      Repayment,                                                      Amount Outstanding            Interest       Interest
 Initial       Sale or                                                       ---------------------            Pay          Accrual
Investment     Other        Location        Property Type                      1999        1998              Rate           Rate
----------    --------   --------------     ----------------------------     ---------   ---------          --------       --------
05/12/98      03/31/01   Richardson, TX     Office                           $  13,709   $  10,811           10.0%          12.0%
06/01/98      06/01/01   Houston, TX        Office                              11,079      10,034           12.0%          12.0%
06/22/98      06/19/00   Wayland, MA        Office                              39,134      24,962           10.5%          10.5%
07/02/98      06/30/00   Washington, D.C.   Office                               6,409       5,489           10.5%          10.5%
07/10/98      07/31/00   Pasadena, TX       Apartment                            2,993       2,614           10.0%          14.0%
09/01/98      11/30/99   Los Angeles, CA    Mixed Use                               --      17,418           10.0%          12.0%
09/30/98      05/28/99   San Antonio, TX    Residential Lots                        --       2,059           16.0%          16.0%
09/30/98       Various   San Antonio, TX/   Residential Lots                     3,555       1,637           10.0%          14.0%
                           Sunnyvale, TX
09/30/98      05/27/99   Galveston, TX      Apartment                               --       3,664           10.0%          15.0%
09/30/98      11/01/99   Ft. Worth, TX      Apartment                               --       2,649           10.5%          16.0%
09/30/98      01/14/99   Austin, TX         Office                                  --       6,314           10.0%          16.0%
09/30/98      11/01/99   Dallas, TX         Medical Office                          --       2,364           10.0%          13.0%
09/30/98      11/01/99   Norwood, MA        Industrial/Office                       --       7,733           10.0%          12.5%
10/01/98      12/31/99   Richardson, TX     Office                                  --         300           9.97%          15.0%
12/29/98      02/03/99   San Antonio, TX    Residential Lots                        --         255           16.0%          16.0%
05/18/99      05/19/01   Irvine, CA         Office                              13,057          --           10.0%          12.0%
07/29/99      07/28/01   Lexington, MA      R&D/Bio-Tech                         2,753          --           11.5%          14.5%
08/19/99      08/15/01   San Diego, CA      Medical Office                       4,048          --           11.5%          11.5%
                                                                             ---------   ---------
Mortgage loans held for investment                                              96,737      98,303
                                                                             ---------   ---------

 05/12/98     02/25/99   Columbus, OH       Mixed Use                               --       6,839(a)        15.0%          15.0%
 06/12/98     06/30/00   Pearland, TX       Apartment                           12,291(b)    4,237(b)        10.0%          11.5%
 06/17/98     06/30/00   San Diego, CA      R&D/Bio-Tech                         4,732(c)    3,994(c)        10.0%          13.5%
 06/19/98     06/18/00   Houston, TX        Office                              21,622(b)    6,682(b)        12.0%          12.0%
 07/01/98     07/01/01   Dallas, TX         Office                               8,262(d)    6,459(d)        10.0%          15.0%
 09/30/98     03/01/99   Richardson, TX     Office                                  --      10,277(b)        10.0%          14.0%
                                                                             ---------   ---------
ADC loan arrangements                                                           46,907      38,488
                                                                             ---------   ---------

Total loan investments                                                       $ 143,644   $ 136,791
                                                                             =========   =========

(a) Loan was reclassified to investment in unconsolidated subsidiary, net of a $500,000 charge-off, on February 25, 1999. Prior to its reclassification, the loan was accounted for as an investment in joint venture for financial reporting purposes.

(b)  Accounted for as real estate for financial reporting purposes.

(c) Accounted for as real estate for financial reporting purposes. Loan was fully repaid on March 24, 2000.

(d) Accounted for as investment in joint venture for financial reporting purposes. Loan was deemed to be impaired as of December 31, 1999.

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes. For a discussion of these loan arrangements, see the notes to the audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data". For all loan investments, payments of interest only are due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest are due at the scheduled maturities of the loans. One loan provides for the payment of accrual rate interest quarterly.

A mezzanine loan with an outstanding balance of $8,262,000 and a recorded investment of $7,191,000 was impaired as of December 31, 1999. The allowance for loan losses related to this investment, which is secured by partnership interests in the borrower, totaled $4,190,000 at December 31, 1999. In addition to the Company's mortgage, the property is encumbered by a $45.5 million first lien mortgage provided by an unaffiliated third party, of which $44 million is currently outstanding. The first lien mortgage, which matures on June 30, 2001, requires interest only payments through June 30, 2000. From July 1, 2000 through maturity, the first lien mortgage also requires monthly principal reductions of approximately $42,000. To date, all interest payments have been made in accordance with the terms of the first lien mortgage and the Company's loan. On February 15, 2000, the Company entered into a Conditional Agreement with the borrower. Under the terms of the Conditional Agreement, which is subject to approval by the first lien lender, the Company has agreed to accept $3,000,000 in complete satisfaction of all amounts owed to it by the borrower provided that such payment is received by the Company on or before May 15, 2000. Although the Company believes that its loan loss reserves related to this investment are adequate for financial reporting purposes, tax basis income will be adversely affected in the event that this discounted payoff is received.

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 and a recorded investment of $6,659,000 was over 30 days past due as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the property is encumbered by a $17 million first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 1, 2001, requires interest only payments throughout its term. On March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan; however, it did not give notice of an intention to accelerate the balance of the first lien loan at that time. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intends to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would continue to have an interest in the project as an equity owner. On March 16, 2000, the first lien lender gave notice to the partnership of its intention to accelerate the first lien loan in the event that certain alleged non-monetary events of default are not cured. In addition to the alleged default described above, the first lien lender has now asserted that the borrower permitted a transfer of a beneficial interest in the partnership in violation of the loan agreement and that it has failed to perform certain obligations under the Intercreditor Agreement. The notice also specified that, as a result of the alleged defaults, interest has accrued at the default rate from the date of the earliest event of default. To date, all interest payments have been made in accordance with the terms of the first lien mortgage. Management has attempted to negotiate with the first lien lender in an effort to, among other things, obtain its approval to permit the to-be-formed investment partnership to assume the first lien mortgage. The first lien lender has thus far refused to entertain any negotiations unless the partnership agrees to waive all of its claims and defenses and pay the default interest claimed by the first lien lender to be due. The prospective investor is negotiating with other lenders in an effort to secure take-out financing for the first lien mortgage; however, there can be no assurances that such financing will be obtained. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. If the first lien lender issues can be satisfactorily resolved and the proposed transaction with the prospective investor is consummated, the Company currently believes that it will fully recover its original investment, although there can be no assurances that this will be the case. Aside from the $500,000 charge-off described above, no additional impairment losses have been recognized on this investment.

At December 31, 1999, the Company's commercial mortgage loan commitments were geographically dispersed as follows:

                                Location                            Percent
                            ------------------                    ------------
                            Texas                                      50%
                            Massachusetts                              30%
                            California                                 16%
                            Washington, D.C.                            4%

The underlying collateral for these loans at December 31, 1999 was comprised of the following property types:

                             Property Type                          Percent
                            ------------------                    ------------
                            Office                                     76%
                            Multifamily                                10%
                            R&D/Bio-Tech                                6%
                            Residential                                 5%
                            Medical Office                              3%

The Company's loan portfolio was comprised of the following loan types as of December 31, 1999:

                                      Loan Type                     Percent
                            -------------------------------       ------------
                            Acquisition/Rehabilitation                 38%
                            Construction                               31%
                            Acquisition                                26%
                            Single-Family Lot Development               5%

Eighty-five percent of the portfolio is comprised of first lien loans while the balance of the portfolio (15%) is secured by second liens and/or partnership interests. The percentages reflected above are based upon committed loan amounts and exclude the loan that was reclassified to investment in unconsolidated subsidiary in February 1999.

As the loan investment portfolio is expected to contract as a result of repayments, geographic and product type concentrations will persist. Geographic and product type concentrations present additional risks, particularly if there is a deterioration in the general condition of the real estate market or in the sub-market in which the loan collateral is located, or if demand for a particular product type does not meet expectations due to adverse market conditions that are different from those projected by the Company.

Commercial Mortgage-backed Securities

As of December 31, 1999, the Company held five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. Due to the significant widening of spreads in the CMBS market during the latter half of 1998, the value of the Company's CMBS holdings had declined by $6.245 million at December 31, 1998. During the year ended December 31, 1999, the value of the Company's CMBS holdings declined by an additional $4.440 million due to an increase in comparable-term U.S. Treasury rates and continued (albeit less dramatic) spread widening in the CMBS market. As a result, during the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company recorded unrealized losses of $4.440 million and $6.245 million, respectively, on its CMBS portfolio. Additionally, during the year ended December 31, 1999, the Company recorded an unrealized gain of $103,000, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary. The security held by this subsidiary has an investment rating of "B-". Unlike spreads for the majority of the Company's direct CMBS investments, the spread for this particular bond declined during the year ended December 31, 1999. During the period from May 12, 1998 through December 31, 1998, the Company recorded an unrealized loss of $230,000, net of tax effects, related to the security held by the taxable subsidiary. As these securities are classified as available for sale, the unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. The unrealized losses had no impact on the Company's taxable income or cash flow in 1999 or 1998. The Company's direct CMBS investments as of December 31, 1999 are summarized as follows (dollars in thousands):


                                          Aggregate      Aggregate    Aggregate        Percentage of
                           Security       Amortized     Unrealized      Fair            Total Based
                            Rating          Cost          Losses        Value          on Fair Value
                           ---------   ---------------  ---------- ---------------    ---------------
                              BB-      $         4,271  $ (1,140)  $         3,131                 13%
                              B                 19,664    (4,854)           14,810                 60%
                              B-                11,319    (4,691)            6,628                 27%
                                       ---------------  --------   ---------------    ---------------
                                       $        35,254  $(10,685)  $        24,569                100%
                                       ===============  ========   ===============    ===============

While management believes that the fundamental value of the real estate mortgages underlying its bonds has been largely unaffected to date, the combination of increasing spreads and comparable-term U.S. Treasury rates have caused the current fair value of these securities to decline. In the absence of dramatic declines in spreads and/or comparable-term U.S. Treasury rates in the near term, management expects to realize losses in connection with the planned sales of these securities. These losses, should they occur, will adversely impact the Company's earnings and tax basis income. To date, two CMBS sales have been completed. On January 11, 2000, the Company sold one of its CMBS holdings (a "B" rated bond) for $3.6 million. The Company realized a $0.3 million loss on the sale of this security. On March 21, 2000, the Company's unconsolidated taxable subsidiary sold its CMBS for $3.1 million. In connection with this sale, the subsidiary realized a loss of $0.3 million.

In February 1999, the Company contributed $0.7 million to a newly formed investment partnership with Olympus Real Estate Corporation. The partnership, which is 5% owned by the Company, acquired several classes of subordinated CMBS at an aggregate purchase price of $12.7 million. In connection with the partnership's procurement of financing, the Company's investment in this partnership was reduced to $0.3 million in February 2000. Currently, the Company intends to sell its partnership interest. To that end, the Company is negotiating a sale of its 5% interest to the partnership's majority partner (or an affiliate thereof) although there can be no assurances that such sale will be consummated or that it will be consummated on terms favorable to the Company.

Equity Investments in Real Estate

On October 23, 1998, the Company (through a majority-owned partnership) acquired an interest in the first of five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth, Texas area, an 82,730 square foot facility in Arlington, Texas, for $10.3 million. In connection with this acquisition, the title-holding partnership obtained non-recourse financing of $7.5 million from an unaffiliated third party. Immediately prior to the closing, the Company contributed $3.4 million of capital to the partnership which was used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnership. On April 30, 1999, the Company (through the majority-owned partnership) acquired interests in three additional, grocery-anchored shopping centers. These newly constructed properties, which were acquired by three subsidiary partnerships at an aggregate purchase price of $30.2 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. In connection with these acquisitions, the three title-holding partnerships obtained non-recourse financing totaling $19.5 million from an unaffiliated third party. Immediately prior to the closings, the Company contributed $11.4 million of capital to the partnership. The proceeds from this contribution were used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships. On August 25, 1999, the Company (through the majority-owned partnership) acquired an interest in the fifth grocery-anchored shopping center. The newly constructed property, an 87,540 square foot facility in Richardson, Texas, was acquired by a subsidiary partnership at a purchase price of $10.7 million. In connection with this acquisition, the title-holding partnership obtained non-recourse financing of $7.6 million from an unaffiliated third party. Immediately prior to the closing, the Company contributed $3.4 million of capital to the partnership which was used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnership. The Company holds a 99.5% interest in the majority-owned (or master) partnership. The master partnership owns, directly or indirectly, 100% of the equity interests in each of the five title-holding partnerships. To date, the Company has contributed a total of $18.2 million of capital to the partnerships.

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

The Company is currently negotiating a sale of its 99.5% ownership interest for $18.5 million. If these negotiations are successful, the Company would expect to complete this sale in the second quarter of 2000.

On March 2, 1999, the Company acquired a 49% limited partner interest in a partnership which owns a 116,000 square foot office building in Richardson, Texas. The property is encumbered by a first lien mortgage with a current outstanding balance of approximately $13.7 million. In connection with this acquisition, the Company contributed $1.4 million of capital to the partnership. On March 8, 2000, the Company entered into a non-binding letter agreement pursuant to which it agreed to sell its 49% ownership interest for $1.8 million. Currently, the Company expects to consummate this sale on March 31, 2000.

There can be no assurances that the sales discussed above will be consummated or that they will be consummated on terms favorable to the Company.

The Company's unconsolidated taxable subsidiary holds interests (indirectly) in a partnership which owns a 909,000 square foot mixed-use property in Columbus, Ohio. This investment is described above under the sub-heading "Loan Investments".

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

The Company's principal demands for liquidity are cash for operations, including funds which are required to satisfy its obligations under existing loan commitments, interest expense associated with its indebtedness, debt repayments and distributions to its shareholders. In the near term, the Company's principal sources of liquidity are the funds available to it under its financing facilities described below.

Effective as of July 1, 1998, the Company and some of its subsidiaries entered into a $400 million credit facility (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to PSCC's approval on an asset by asset basis, borrowings under the facility could be used to finance the Company's structured loan and equity real estate investments. As a result of the dislocation in the capital markets in mid to late 1998, PSCC became more restrictive in the application of its approval rights with respect to financing for new investments sought by the Company. Accordingly, very few investments were consummated in late 1998 and early 1999. Prior to the modifications discussed below, borrowings under the Line of Credit bore interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum. At December 31, 1998, $39,338,000 had been borrowed under the Line of Credit. The weighted average interest rate at December 31, 1998 was 6.65%.

To reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement which became effective on January 1, 1999. This agreement had a notional amount of $33.6 million and was scheduled to expire on July 1, 2000. The agreement entitled the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeded 6.0%. Prior to its termination (as described below), no payments were due from the counterparty as one month LIBOR had not exceeded 6.0%. On July 2, 1999, the agreement was terminated and replaced with an interest rate cap agreement which became effective on August 1, 1999. The new agreement, which was entered into to more closely match the then outstanding borrowings, has a notional amount of $59 million. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from a counterparty the amounts, if any, by which one month LIBOR exceeds 6.25%. During the period from August 1, 1999 through December 31, 1999, amounts due from the counterparty under this agreement totaled $13,000. There are no margin requirements associated with interest rate caps and therefore there is no liquidity risk associated with this particular hedging instrument (see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk").

Effective as of May 4, 1999, the Company and some of its subsidiaries entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC. The agreement amended the Company's existing line of credit. The Amended Line of Credit includes the following modifications:

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

     o an extension of the maturity date from July 1, 2000 to November 3, 2000; and

     o the modification to, and addition of, sublimits on specified categories of loans and assets, including:

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

Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined. Borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3% per annum. Borrowings are secured by a first lien security interest in all assets funded with proceeds from the Amended Line of Credit. At December 31, 1999, $60,641,000 was outstanding under the Amended Line of Credit. All of these borrowings bear interest at LIBOR plus 1.25% per annum. The weighted average interest rate at December 31, 1999 was 7.73%.

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

Following the completion of the modifications to its line of credit facility, the Company's investment activities increased, albeit at a slower rate than was achieved in 1998 before the capital markets deteriorated.

Effective as of July 1, 1998, the Company and some of its subsidiaries entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of commercial mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of its CMBS, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all commercial mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At December 31, 1999, $9,856,000 was outstanding under the Repurchase Agreement. At December 31, 1998, there were no outstanding borrowings under this facility. The weighted average interest rate at December 31, 1999 was 7.62%.

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

The Company expects that proceeds generated from loan repayments and sales of its non-core assets, including CMBS and equity investments in real estate, will be sufficient to fully repay its two credit facilities on or before their scheduled maturity dates. Beyond the maturity date of the Amended Line of Credit, the Company believes that its cash flow from operations and the proceeds from loan repayments and sales of its non-core assets will be sufficient to meet the Company's liquidity and capital requirements.

REIT STATUS

Management believes that the Company is operated in a manner that will enable it to continue to qualify as a REIT for federal income tax purposes. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders, although AMREIT II, Inc., its "non-qualified REIT subsidiary", may be subject to tax at the corporate level. Qualification for treatment as a REIT requires the Company to meet specified criteria, including specified requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed.

YEAR 2000 ISSUE

All of the Company's information technology infrastructure is provided by the Manager, and the Manager's systems are supplied by AMRESCO, INC. To date, AMRESCO, INC. has not experienced any material difficulties with respect to its internal business-critical systems used in connection with the operations of the Manager or the Company, nor does it anticipate any material difficulties in the future. Under the terms of the Company's Management Agreement with the Manager, all of the costs associated with addressing the Company's Year 2000 issue were to be borne by the Manager. As a result, the Company did not incur any expenditures in connection with Year 2000 readiness modifications.

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

All of the Company's financial instruments, including its derivative financial instruments, have been entered into for purposes other than trading. The Company has not entered into, nor does it intend to enter into, any financial instruments for trading or speculative purposes. As the Company has no investments outside of the United States, it is not subject to foreign currency exchange rate risk.

As a real estate investment trust, the Company is subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended, as it relates to the use of derivative instruments, particularly with regard to hedging fair value exposures. As a result, the Company generally does not attempt to hedge its exposure to changes in the fair value of its investments through the use of derivative instruments. Instead, these exposures have been managed by the Company through its diversification efforts and strict underwriting of its investments. Furthermore, the Company generally intends to hold its mortgage loan investments to maturity. Excluding extension options which are available to some of the Company's borrowers, these mortgage loan investments had remaining terms ranging from 5.5 months to 19.5 months as of December 31, 1999.

In the following discussion of market risk exposures, the Company has employed sensitivity analyses, where practicable to do so, in quantifying the potential loss in future earnings, fair values or cash flows resulting from one or more selected hypothetical changes in relevant market rates.

Mortgage Loans

The Company's loan portfolio is comprised of mid- to high-yield senior and mezzanine investments. Mezzanine loans, the repayment of which are subordinated to senior mortgage loans, are secured by a second lien mortgage and/or a pledge of the ownership interests of the borrower. With the exception of two investments, the Company's loans provide for a fixed pay rate and fixed accrual rate of interest. The two floating rate loans provide for an interest rate floor. Three of the Company's loans provide for profit participation above the contractual accrual rate. For all but one of the Company's loans, the incremental interest earned at the accrual rate is not payable by the borrowers until the maturities of their respective loans. Generally, the Company's loans have higher loan-to-value ratios than most conventional loans.

The fair values of the Company's mortgage loans are less sensitive (than are the values of more conventional loans) to changes in interest rates due to their comparatively shorter duration and higher yield, equity-like characteristics. For example, the Company does not believe that a 10% increase or decrease in general interest rates (from those prevailing at December 31, 1999) would have a significant impact on the fair value of its predominately fixed rate mortgage loan portfolio. A significant increase in interest rates could, however, make it more difficult for the Company's borrowers to sell or refinance their respective properties. This could have a material adverse effect on the Company, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a general real estate market decline could have a material adverse impact on the Company. If rental rates were to decline and/or vacant space was not able to be leased as a result of declining demand, cash flows from the properties securing the Company's loans might be inadequate to service the loans. In the event of shortfalls, borrowers may or may not be willing to supplement property cash flows to pay the Company all amounts due under the terms of its mortgage loans. If real estate values were to decline, borrowers may find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. With the exception of certain limited guarantees, most of the Company's loans are without recourse and therefore borrowers may have little or no incentive to retain ownership of their properties if real estate values decline sharply. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial mortgage interest rates and supply and demand factors. In the event of a decline, some real estate markets may be adversely impacted more than others. Despite generally high loan-to-value ratios, the Company's borrowers have varying amounts of equity at risk; this equity, which is subordinate to the Company's investment, serves to protect the Company in the event of a declining real estate market. As a result of these factors and the unique characteristics of the Company's mortgage loan investments, it is not possible for the Company to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

The Company has attempted to mitigate these risk exposures by carefully underwriting its investments and by diversifying its mortgage loan portfolio. The underwriting process for its loans has included, among other things, an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower. In the event of a real estate market decline, the borrower's motivations and financial capacity could, to some extent, limit the potential loss to the Company. While the Company has attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

Commercial Mortgage-backed Securities

The fair values of the Company's investments in non-investment grade CMBS are subject to both interest rate risk and spread risk. The non-investment grade, or subordinated classes, of CMBS include classes with credit ratings below investment grade "BBB". As the subordinated classes provide credit protection to the senior classes by absorbing losses from underlying mortgage loan defaults or foreclosures, they also carry more credit risk than the senior classes. Among other factors, the fair value of the Company's interests in CMBS is dependent upon, and is sensitive to changes in, comparable-term U.S. Treasury rates and the spreads over such U.S. Treasury rates in effect from time to time. Spreads over comparable-term U.S. Treasury rates, which are based upon supply and demand factors, typically vary across different classes of CMBS and are generally greater for each successively lower rated class of CMBS. Spreads are influenced by a number of factors including, but not limited to, investor expectations with respect to future economic conditions, interest rates and real estate market factors, all or any of which can impact the ability of borrowers to perform under the terms of the mortgage loans underlying CMBS. As a result, even in an environment characterized by relatively constant U.S. Treasury rates and low commercial mortgage default rates, the value of the Company's CMBS holdings can be adversely impacted simply by increasing spreads. This situation occurred during the latter half of 1998 and was the primary reason for the decline in the value of the Company's CMBS holdings during that period. During 1999, the value of the Company's CMBS holdings declined further due to a combination of increasing spreads and an increase in comparable-term U.S. Treasury rates.

As of December 31, 1999, the Company held five commercial mortgage-backed securities with credit ratings ranging from "BB-" to "B-". On January 11, 2000, the Company sold one of its CMBS holdings (a "B" rated bond) for $3.6 million, which amount approximated its carrying value at December 31, 1999. The Company realized a $0.3 million loss on the sale of this security. The weighted average duration of the Company's CMBS investments, excluding the security that was sold in January 2000, approximated 5.7 years as of December 31, 1999. The estimated fair value of the Company's CMBS holdings, excluding the bond that was sold in January 2000, was $21 million at December 31, 1999. All other things being equal, a 100 basis point increase or decrease in comparable-term U.S. Treasury rates (from those in effect as of December 31, 1999) would be expected to cause the value of the Company's current CMBS holdings to decline or increase, respectively, by approximately $1.2 million. Similarly, if comparable-term U.S. Treasury rates remained constant but spreads over such U.S. Treasury rates increased by 100 basis points (from those quoted as of December 31, 1999) for each of the classes of CMBS currently owned by the Company, the fair value of its securities portfolio would also be expected to decline by approximately $1.2 million. Conversely, a 100 basis point decline in spreads across all classes of CMBS (all other things being equal) would be expected to increase the value of the portfolio by a like amount.

As of December 31, 1999, the Company's unconsolidated taxable subsidiary held one commercial mortgage-backed security that had a credit rating of "B-". On March 21, 2000, this bond was sold for $3.1 million. In connection with this sale, the subsidiary realized a loss of $0.3 million.

As the Company's securities are classified as available for sale, unrealized gains and losses have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", management currently intends to sell its remaining CMBS. As of December 31, 1999, unrealized losses associated with these securities totaled $10.3 million. In the absence of dramatic declines in spreads and/or comparable term U.S.

Treasury rates, management expects to realize losses in connection with these sales, should they occur. If losses are realized, the Company's earnings would be adversely impacted by the amount of such losses.

Although impossible to quantify, declines in rental rates and/or real estate values could adversely impact the ability of borrowers to fully repay or otherwise satisfy their loan obligations which in turn could lead to losses which would be absorbed initially by the holders of the unrated credit support class and then by successively higher rated subordinate classes. The Company has attempted to mitigate its exposure to these types of risks by investing in various classes of subordinated CMBS which are backed by mortgage loans secured by a diversified mix of commercial real estate assets (both by property type and location). Additionally, the Company performed extensive due diligence in its underwriting process in order to identify loans which it believed might be more likely to default. The Company then attempted to quantify the risks and projected losses from the pool of mortgage loans which it then factored into the price that it was willing to pay for the securities. However, there can be no assurances that such strategies will enable the Company to avoid adverse consequences in the future in the event that these bonds continue to be held.

Borrowing Facilities

The Company is a party to two credit facilities, each of which bears interest at floating rates. Specifically, both facilities bear interest at varying spreads over one-month LIBOR. One of the facilities is used to finance some of the Company's structured loan and equity real estate investments (the "Amended Line of Credit") while the other facility is used to finance a portion of the Company's CMBS (the "Repurchase Agreement"). As of December 31, 1999, amounts outstanding under the Amended Line of Credit and the Repurchase Agreement totaled $60.6 million and $9.9 million, respectively. To reduce the impact of changes in interest rates on these floating rate debt facilities, the Company purchased an interest rate cap agreement. As described below, this agreement reduces (but does not eliminate) the Company's risk of incurring higher interest costs due to rising interest rates.

If the one-month LIBOR on December 31, 1999 increased by 100 basis points on that date (from 5.82% to 6.82%) and then remained constant at the higher rate throughout 2000, the Company's interest costs on its outstanding borrowings ($70.5 million), in the absence of the interest rate cap agreement described below, would increase by approximately $590,000 for the year ending December 31, 2000. These additional interest costs (and the savings described below) assume that the Company's borrowings remain constant until November 3, 2000 (the maturity date of the Amended Line of Credit), at which time all outstanding amounts are repaid. In order to reduce the impact that rising interest rates would have on this floating rate indebtedness, the Company entered into an interest rate cap agreement effective August 1, 1999. The cap agreement has a notional amount of $59.0 million. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeds 6.25% multiplied by the notional amount. If the one-month LIBOR increased as described above, the Company would receive approximately $280,000 from the counterparty under the terms of the cap agreement. Under this scenario, earnings and cash flows for the year ending December 31, 2000 would be reduced by a net amount of approximately $310,000. Any further increase in one-month LIBOR would effect only that portion of the Company's indebtedness in excess of the cap agreement's notional amount ($11.5 million). As the Company paid an up-front, one-time premium of $110,000 for the cap, there is no liquidity risk to the Company associated with holding this derivative financial instrument.

Conversely, a sustained 100 basis point reduction in the one-month LIBOR (if it occurred on December 31, 1999) would increase earnings and cash flows for the year ending December 31, 2000 by approximately $590,000. Under this scenario, no payments would be received from the counterparty under the cap agreement.

The Company (through a majority-owned partnership) is indebted under the terms of five non-recourse loans aggregating $34.6 million. As the loans bear interest at a fixed rate, the Company's future earnings and cash flows would not be reduced in the event of rising interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herein at pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

TRUST MANAGERS

Currently, the Company's Board of Trust Managers is comprised of six members, one of which is affiliated with AMREIT Managers, L.P. ("AMREIT Managers"), the Company's Manager, one of which was affiliated with AMREIT Managers through March 2000 and four of whom are independent trust managers. As required by the Company's Declaration of Trust, the Board of Trust Managers is divided into three classes. Each class consists of two trust managers, at least one of whom is an independent trust manager. As defined in the Company's Bylaws, an independent trust manager is a natural person who is not an officer or employee of the Company or any of its affiliates, or an affiliate of any advisor or manager to the Company under any advisory or management agreement with the Company. In addition, except for acting as a trust manager or as a director of any entity controlled by the Company, an independent trust manager cannot have performed more than a "de minimus" amount of service for the Company or had a material business relationship with AMREIT Managers or any other advisor or manager of the Company. The term of office of one class of trust managers expires each year at the annual meeting of shareholders. The initial term of office of the Class II trust managers will expire at the 2000 annual meeting of shareholders and the initial term of office of the Class III trust managers will expire at the 2001 annual meeting of shareholders. The term of office of the Class I trust managers expires at the 2002 annual meeting of shareholders. Each trust manager of the class elected at each annual meeting of shareholders will hold office for a term of three years. However, if the Plan of Liquidation and Dissolution is approved by the Company's shareholders at the 2000 annual meeting, then the term of each trust manager will expire on the date that the Company files articles of dissolution.

The Company's Bylaws require the Board of Trust Managers to have not less than two nor more than nine members, as determined from time to time by the existing Board of Trust Managers. The Bylaws further require that the majority of the members of the Board of Trust Managers and of any committee of the Board of Trust Managers be independent trust managers, except in the case of a vacancy. Vacancies occurring on the Board of Trust Managers among the independent trust managers may be filled by the vote of a majority of the trust managers, including the independent trust managers, or the holders of a majority of the outstanding common shares at an annual or special meeting of shareholders.

The following table sets forth certain information with respect to the Company's current trust managers:

                                                                                Trust
                                                                                Manager            Term         Board
         Name                  Age                   Position                    Since    Class    Expires    Committees
--------------------------    ------ ---------------------------------------    --------- ------- --------   -----------
Robert L. Adair III            56    Chairman of the Board of Trust Managers      1998       I      2002     (a)(b)
                                       and Chief Executive Officer
John C. Deterding              67    Independent Trust Manager                    1998       I      2002     (a)(b)(d)
Bruce W. Duncan                48    Independent Trust Manager                    1998      II      2000     (a)(b)(c)
Robert H. Lutz, Jr.            50    Trust Manager                                1998      II      2000     (a)
Christopher B. Leinberger      49    Independent Trust Manager                    1998     III      2001     (a)(c)(d)
James C. Leslie                44    Independent Trust Manager                    1998     III      2001     (b)(c)(d)

(a)  Member of the Executive Committee

(b)  Member of the Investment Committee

(c)  Member of the Audit Committee

(d)  Member of the Compensation Committee

Robert L. Adair III is Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Mr. Adair has served as Chief Executive Officer of the Company since November 1998 and has served as Chairman of the Board of Trust Managers of the Company since its inception in 1998. From 1994 through March 2000, Mr. Adair also served as a director, President and Chief Operating Officer of AMRESCO, INC. Mr. Adair served AMRESCO, INC. and its predecessors in various capacities since 1987. Mr. Adair, who is also a director of Stratus Properties, Inc., holds a B.B.A. degree from The University of Texas and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

John C. Deterding is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Deterding served as Senior Vice President and General Manager of the Commercial Real Estate Division of General Electric Capital Corporation ("GECC") from 1975 to June 1993. From November 1989 to June 1993, Mr. Deterding also served as Chairman of the General Electric Real Estate Investment Company, a privately-held REIT. From 1986 to 1993, Mr. Deterding served as a Director of GECC Financial Corporation. Since retiring from GECC in June 1993, Mr. Deterding has worked as a private real estate consultant. He served as a director of Patriot American Hospitality Inc. / Wyndham International, a publicly-held REIT (or its predecessors) from September 1995 to June 1999. He currently serves as a trustee of Fortress Investment Fund. He holds a B.S. degree from the University of Illinois.

Bruce W. Duncan is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Duncan was the Chairman, President and Chief Executive Officer of Cadillac Fairview Corporation Limited ("Cadillac Fairview") from 1995 until March 17, 2000. Prior to joining Cadillac Fairview, Mr. Duncan worked for JMB Realty Corporation from 1978 to 1992, where he served as Executive Vice President and a member of the Board of Directors. From 1992 to 1994, he was President and Co-Chief Executive Officer of JMB Institutional Realty Corporation. From 1994 to 1995, he was with Blakely Capital, Inc. Mr. Duncan is a member of the Board of Trustees of Starwood Hotels and Resorts Worldwide, Inc. and is a member of the Board of Trustees of Kenyon College. He is also a member of the Board of Directors of the Canadian Institute of Public Real Estate Companies. Mr. Duncan holds an M.B.A. degree from the University of Chicago and an undergraduate degree from Kenyon College.

Robert H. Lutz, Jr. is a member of the Board of Trust Managers and has served in such capacity since the Company's inception in 1998. Since May 1994, Mr. Lutz has also served as Chief Executive Officer of AMRESCO, INC. From May 1994 through March 2000, Mr. Lutz also served as Chairman of the Board of AMRESCO, INC. From November 1991 to May 1994, Mr. Lutz was President of Allegiance Realty, a real estate management company. Mr. Lutz is also a director of Felcor Lodging Trust, a publicly-traded REIT. He holds a B.A. degree from Furman University and an M.B.A. degree from Georgia State University.

Christopher B. Leinberger is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Leinberger has been Managing Director and co-owner of Robert Charles Lesser & Co. since 1982. Mr. Leinberger is also a partner in Arcadia Land Company. Mr. Leinberger is Chair of the Board of The College of Santa Fe. He is a graduate of Swarthmore College and the Harvard Business School.

James C. Leslie is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Leslie has served as President and Chief Operating Officer of The Staubach Company since 1996, and as a director of The Staubach Company since 1988. Mr. Leslie was President of Staubach Financial Services from January 1992 until February 1996. Mr. Leslie is also President and a board member of Wolverine Holding Company, and serves on the boards of Stratus Properties, Inc. and the North Texas Chapter of the Arthritis Foundation. Mr. Leslie holds a B.S. degree from The University of Nebraska and an M.B.A. degree from The University of Michigan Graduate School of Business.

EXECUTIVE OFFICERS

Set forth below are the names and ages of all executive officers of the Company. The executive officers of the Company serve at the discretion of the Board of Trust Managers and are elected annually by the Board of Trust Managers at a meeting held following each annual meeting of shareholders, or as soon thereafter as necessary and convenient in order to fill vacancies or newly created offices. Each officer holds office until his successor is duly elected and qualified or until death, resignation or removal, if earlier.

                   Name                Age                         Position
       -----------------------------  -----   -----------------------------------------------------
       Robert L. Adair III (1)         56     Chairman of the Board of Trust Managers and Chief
                                                Executive Officer
       Jonathan S. Pettee              41     President and Chief Operating Officer
       David M. Striph                 41     Executive Vice President and Chief Investment Officer
       Michael L. McCoy                44     Senior Vice President, General Counsel and Secretary
       Thomas R. Lewis II              37     Senior Vice President, Chief Financial and Accounting
                                                Officer and Controller

(1) See section entitled "Trust Managers" above for biographical information regarding Mr. Adair.

Jonathan S. Pettee is President and Chief Operating Officer of both the Company and AMREIT Managers. Mr. Pettee has served as President and Chief Operating Officer of both the Company and AMREIT Managers since November 1998; prior to November 1998, Mr. Pettee served as Executive Vice President and Chief Operating Officer of both the Company and AMREIT Managers. From 1996 to March 1998, Mr. Pettee was responsible for mortgage product development, capital raising and management of a non-investment grade portfolio of commercial mortgage-backed securities ("CMBS") for the AMRESCO Group. Effective April 1, 2000, Mr. Pettee will also become Executive Vice President and Chief Financial Officer of AMRESCO, INC. Mr. Pettee has over fourteen years of experience in corporate finance, fixed income and real estate. From 1995 to 1996, Mr. Pettee was Managing Director for BBC Investment Advisors, a joint venture between Back Bay Advisors and Copley Real Estate Advisors. At BBC, Mr. Pettee managed an investment grade portfolio of CMBS. Mr. Pettee has held previous positions as Managing Director at Copley Real Estate Advisors (1992 to 1994), where he was responsible for managing the external financing activities for Copley's institutional funds, and as Senior Associate at Morgan Stanley Realty (1986 to 1992), where he executed sale, financing and investment banking transactions for the firm's clients. Mr. Pettee has a B.S. degree in Mechanical Engineering from Cornell University and an M.B.A. degree from the Harvard Business School.

David M. Striph is Executive Vice President and Chief Investment Officer of the Company. Mr. Striph has served as Executive Vice President and Chief Investment Officer of the Company since February 2000. Mr. Striph is responsible for the day-to-day management of the Company's investments, other than its CMBS portfolio, and will be primarily responsible for the liquidation of the Company's mortgage loan assets and its equity investments in real estate. Mr. Striph has served as one of the Company's executive officers since November 1998. His primary responsibilities have included nationwide business development and management of the staff responsible for the origination, underwriting and portfolio management of high-yield commercial real estate mortgages and equity investments. Mr. Striph was the Western Division Manager for AMRESCO, INC.'s Real Estate Structured Finance Group from December 1996 until August 1998. Mr. Striph has been employed by AMRESCO, INC. since 1994 serving in various positions within the Asset Management/Loan Workout division. Mr. Striph has over 15 years of real estate lending/banking experience including owning a commercial mortgage brokerage company for five years. Mr. Striph has a B.S. Degree from Southern Illinois University and is a licensed real estate broker.

Michael L. McCoy is Senior Vice President, General Counsel and Secretary of the Company and has served in such capacity since its inception in 1998. From February 1996 through March 2000, Mr. McCoy also served as Assistant General Counsel of AMRESCO, INC. Mr. McCoy was employed by AMRESCO, INC. in 1989. Prior to joining AMRESCO, INC., Mr. McCoy was a Director with the law firm of Baker, Mills & Glast, P.C., where he practiced in the areas of commercial real estate, banking and finance. Prior to that, he was an associate with the law firm of Carrington, Coleman, Sloman & Blumenthal. Mr. McCoy holds a J.D. degree and a B.B.A. degree from the University of Texas at Austin.

Thomas R. Lewis II is Senior Vice President, Chief Financial and Accounting Officer and Controller of both the Company and AMREIT Managers and has served in such capacity since February 2000. From the Company's inception until February 2000, Mr. Lewis served as Vice President and Controller of both the Company and AMREIT Managers. Mr. Lewis has been employed by AMRESCO, INC. since November 1995 and until April 1998 had responsibility for accounting, cash management and reporting for its 40 institutional advisory clients. From 1993 to 1995, Mr. Lewis served in a similar capacity as Vice President-Finance for Acacia Realty Advisors, Inc. ("Acacia"). From 1989 to 1993, Mr. Lewis served as Senior Controller for Prentiss Properties Limited, Inc., an affiliate of Acacia. Mr. Lewis was employed by Price Waterhouse from 1985 to 1989. Mr. Lewis holds a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant.

RELATIONSHIPS

There are no family relationships among any of the trust managers or executive officers of the Company. Except as described above, none of the Company's trust managers hold directorships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or pursuant to Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any trust manager or executive officer and any other person pursuant to which that trust manager or executive officer was selected.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and trust managers, and persons who beneficially own more than 10% of the Company's common shares, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, trust managers and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to the Company and representations from the officers and trust managers, the Company believes that all Section 16(a) filing requirements with respect to fiscal 1999 applicable to its officers, trust managers and greater than 10% beneficial owners were satisfied by such persons.


ITEM 11. EXECUTIVE COMPENSATION

The Company does not pay a salary or bonus to its executive officers, nor does it provide any other compensation or incentive programs to its executive officers other than grants from time to time of share options under the 1998 Share Option and Award Plan, as amended. Additionally, during the period from February 1999 through February 2000, the Company paid dividend equivalents on all vested and unexercised share options, excluding those held by the Manager. These dividend equivalents were equal to the dividends paid on the Company's common shares, excluding those distributions that were characterized as a non-taxable return of capital for tax purposes, and therefore were not preferential. On February 24, 2000, the Board of Trust Managers terminated the dividend equivalents program. As a result, the Company does not expect to make any future dividend equivalent payments. The final dividend equivalent payment relating to the Company's 1999 fourth quarter dividend was made on January 27, 2000. AMREIT Managers, at its expense, provides all personnel necessary to conduct the business of the Company. AMREIT Managers receives various fees and cost reimbursements for advisory and other services provided to the Company under the terms of a Management Agreement. For a description of the Management Agreement, see caption entitled "The Manager" in Item 13 "Certain Relationships and Related Transactions". Excluding compensation associated with share option awards and dividend equivalents, AMREIT Managers pays all salaries, bonuses and other compensation to the Company's executive officers.

In the following tables, the named executive officers were determined based upon the number of share options granted as these awards and the related dividend equivalents were the only forms of compensation provided by the Company to its executive officers during the year ended December 31, 1999 and the period from May 12, 1998 (the Company's inception of operations) through December 31, 1998. No stock appreciation rights ("SARs") were granted during either period.

SUMMARY COMPENSATION TABLE

                                                                Annual Compensation
                                                        ----------------------------------

                                                                                Other
                     Name                                                       Annual
                     and                                 Salary     Bonus     Compensation
              Principal Position                 Year     ($)        ($)          ($)
----------------------------------------------   ----   --------   --------   ------------
Robert L. Adair III, Chairman of the Board of    1999         --         --             --
   Trust Managers and Chief Executive Officer    1998         --         --             --

Jonathan S. Pettee, President and Chief          1999         --         --             --
    Operating Officer                            1998         --         --             --

Michael L. McCoy, Senior Vice President,         1999         --         --             --
   General Counsel and Secretary                 1998         --         --             --

David M. Striph,  Executive Vice President and   1999         --         --             --
   Chief Investment Officer                      1998         --         --             --

Thomas R. Lewis II, Senior Vice President,       1999         --         --             --
   Chief Financial and Accounting Officer
   and Controller                                1998         --         --             --
                                                               Long-Term Compensation
                                                         -----------------------------------
                                                                    Number of
                                                       Restricted    Securities   Long-Term
                     Name                                Stock       Underlying   Incentive    All Other
                     and                                 Awards     Options/SARs     Plan     Compensation
              Principal Position                 Year      ($)        Granted     Payouts($)     ($)(1)
----------------------------------------------   ----    --------   ------------  ----------  ------------
Robert L. Adair III, Chairman of the Board of    1999          --             --         --         11,925
   Trust Managers and Chief Executive Officer    1998          --         45,000         --             --

Jonathan S. Pettee, President and Chief          1999          --             --         --          7,950
    Operating Officer                            1998          --         30,000         --             --

Michael L. McCoy, Senior Vice President,         1999          --             --         --          3,975
   General Counsel and Secretary                 1998          --         15,000         --             --

David M. Striph,  Executive Vice President and   1999          --             --         --          1,860
   Chief Investment Officer                      1998          --         10,000         --             --

Thomas R. Lewis II, Senior Vice President,       1999          --             --         --          1,590
   Chief Financial and Accounting Officer
   and Controller                                1998          --          6,000         --             --

(1) All other compensation is comprised solely of non-preferential dividend equivalents earned by the executive officers. Dividend equivalents were paid to the executive officers on August 16, 1999, November 15, 1999 and January 27, 2000. The payments made on these dates totaled the amounts shown above.

SHARE OPTION/SAR GRANTS IN FISCAL 1999

During fiscal 1999, no share options or SARs were granted to the Company's executive officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                Number of Securities            Value of Unexercised
                                                               Underlying Unexercised           In-the-Money Options
                                 Shares                     Options at December 31, 1999      at December 31, 1999 ($)
                               Acquired on       Value      -----------------------------  -----------------------------
             Name             Exercise (#)   Realized ($)    Exercisable   Unexercisable    Exercisable    Unexercisable
  --------------------------- -------------- -------------- -------------  --------------  -------------   -------------
  Robert L. Adair III              --             --           11,250            33,750           --              --
  Jonathan S. Pettee               --             --            7,500            22,500           --              --
  Michael L. McCoy                 --             --            3,750            11,250           --              --
  David M. Striph                  --             --            2,500             7,500          620           1,860
  Thomas R. Lewis II               --             --            1,500             4,500           --              --

COMPENSATION OF TRUST MANAGERS

In lieu of the cash payment of fees to independent trust managers for attendance at the regularly scheduled board meetings, the Company granted 2,250 restricted common shares to each independent trust manager in May 1999. In addition, in 1999, the Company paid each independent trust manager a fee of $1,000 for each special board meeting that he attended; these fees totaled $23,000 for all independent trust managers.

During the period from February 1999 through February 2000, the Company granted dividend equivalent rights to all of its trust managers. During this period, each trust manager received cash payments equal to the Company's per share dividend (excluding those distributions that were characterized as a non-taxable return of capital for tax purposes) multiplied by the number of common shares such trust manager was eligible to purchase under options that were vested at the time the dividend was declared. Dividend equivalents totaling $60,950 were paid to trust managers under this program. On February 24, 2000, the Board of Trust Managers terminated the dividend equivalents program. As a result, the Company does not expect to make any future dividend equivalent payments to its trust managers. The final dividend equivalent payment relating to the Company's 1999 fourth quarter dividend was made on January 27, 2000.

Following the Company's next annual meeting of shareholders, the Company expects to pay each independent trust manager an annual fee of $20,000, payable quarterly in advance, plus $1,000 for each special board meeting that he attends. The Company does not separately compensate those trust managers who are affiliated with the Company or AMREIT Managers, other than through its Share Option and Award Plan and dividend equivalents program. All trust managers are reimbursed for their costs and expenses in attending meetings of the Board of Trust Managers (or any committee thereof). After March 31, 2000, the Company expects to pay Mr. Adair an annual fee of $60,000, payable quarterly in advance, for his services as both Chairman of the Board of Trust Managers and Chief Executive Officer.

Immediately after the closing of the Company's initial public offering, each independent trust manager received options to purchase 20,000 common shares at $15.00 per share (the initial public offering price). Messrs. Adair and Lutz were each awarded options to purchase 45,000 common shares at $15.00 per share. All of the trust managers' options vest ratably over a four-year period commencing on the first anniversary of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 1999, the Company's Compensation Committee consisted of Christopher B. Leinberger, John C. Deterding and James C. Leslie, none of whom was, prior to or during 1999, an officer or employee of the Company or any of its affiliates. None of the Company's officers nor its affiliates' officers served as a member of the compensation committee or similar committee or board of directors of any entity whose members served on the Company's Compensation Committee. None of such persons had any relationships requiring disclosure under applicable rules and regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 2000, there were 10,015,111 shares of the Company's common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 15, 2000 by: (1) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (2) the Company's Trust Managers; (3) the Company's named executive officers; and (4) all Trust Managers and executive officers as a group. Unless otherwise indicated in the footnotes, all such shares of common stock are owned directly and the indicated person has sole voting and investment power with respect thereto.

                                                                                      Percentage of
                                                             Amount and Nature of     Common Shares
                    Name of Beneficial Owner (1)             Beneficial Ownership   Beneficially Owned
           --------------------------------------------      --------------------   ------------------
           AMRESCO, INC. ..............................         2,000,117(2)              19.02%
           FMR Corp. ..................................         1,273,394(3)              12.71%
           Farallon Capital Management, L.L.C. ........           542,100(4)               5.41%
           John C. Deterding ..........................            13,750(5)                  *
           Bruce W. Duncan ............................            27,450(5)                  *
           Christopher B. Leinberger ..................            19,000(5)                  *
           James C. Leslie ............................            18,750(5)                  *
           Robert H. Lutz, Jr .........................            32,500(6)                  *
           Robert L. Adair III ........................           102,500(7)               1.02%
           Jonathan S. Pettee .........................            22,000(8)                  *
           Michael L. McCoy ...........................            10,500(9)                  *
           David M. Striph ............................             4,250(10)                 *
           Thomas R. Lewis II .........................             4,000(10)                 *
           All Trust Managers and executive officers as
               a group (10 persons) ...................           254,700(11)              2.51%

* Less than 1%.

(1) A Person is deemed to be the beneficial owner of securities that can be acquired by such Person within 60 days upon the exercise of options. Each beneficial owner's percentage ownership was determined by assuming that options that are held by such Person (but not those held by any other Person) and which are exercisable within 60 days have been exercised.

(2) Includes options which are exercisable by AMREIT Managers, L.P. within 60 days to purchase 250,003 common shares. AMREIT Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of AMRESCO, INC., owns 1,500,011 shares. AMRESCO, INC. owns 100 shares. The partnership interests of AMREIT Managers are owned by Holdings and a wholly-owned subsidiary of Holdings. The address of AMRESCO, INC. and AMREIT Managers is 700 North Pearl Street, Suite 1900, Dallas, Texas 75201. Holdings' address is 330 E. Warm Springs Road, Las Vegas, Nevada 89119.

(3) The information set forth above is based solely on the Schedule 13G filed by FMR Corp. with the SEC on February 14, 2000. FMR Corp. reported that, through its subsidiaries, it had sole dispositive power with respect to all such shares and sole voting power with respect to 348,494 of such shares. FMR Corp. is the parent holding company of an investment management company registered under Section 203 of the Investment Advisers Act of 1940 that provides investment advisory and management services to its clients. FMR Corp. disclaims investment power or voting power over any of the securities referenced above; however, it may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Act"). FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(4) The information set forth above is based solely on the Schedule 13D filed with the SEC on January 14, 2000 by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., Farallon Capital Management, L.L.C., Farallon Partners, L.L.C., Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Jason M. Fish, Andrew B. Fremder, Richard B. Freid, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Thomas F. Steyer, Mark C. Wehrly and Fleur E. Fairman. In such Schedule 13D, Farallon Capital Institutional Partners, L.P. reported that it had shared voting and shared dispositive power over 110,900 shares, Farallon Capital Institutional Partners II, L.P., reported that it had shared voting power and shared dispositive power over 20,600 shares, Farallon Capital Institutional Partners III, L. P. reported that it had shared voting power and shared dispositive power over 31,600 shares, Tinicum Partners, L.P. reported that it had shared voting power and shared dispositive power over 6,800 shares, Farallon Capital Management, L.L.C. reported that it had shared voting power and shared dispositive power over 234,100 shares, Farallon Partners, L.L.C. reported that it had shared voting power and shared dispositive power over 308,000 shares, Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Jason M. Fish, Andrew B. Fremder, Richard B. Freid, William F. Mellin, Stephen L. Millham, Meridee
     A. Moore, Thomas F. Steyer and Mark C. Wehrly each reported that he or she had shared voting power and shared dispositive power over 542,100 shares, and Fleur E. Fairman reported that he had shared voting power and shared dispositive power over 308,000 shares. The address of all such persons is One Maritime Plaza, Suite 1325, San Francisco, California 94111, except the address of Enrique H. Boilini is c/o Farallon Capital Management, L.L.C., 75 Holly Hill Lane, Greenwich, Connecticut 06830.

(5) Includes options which are exercisable within 60 days to purchase 5,000 common shares.

(6) Includes options which are exercisable within 60 days to purchase 11,250 common shares. Excludes 5,000 shares of the Company's common stock which are owned by Mr. Lutz's spouse as to which Mr. Lutz disclaims ownership.

(7) Includes options which are exercisable within 60 days to purchase 11,250 common shares.

(8) Includes options which are exercisable within 60 days to purchase 7,500 common shares.

(9) Includes options which are exercisable within 60 days to purchase 3,750 common shares.

(10) Includes options which are exercisable within 60 days to purchase 1,500 common shares.

(11) Includes options which are exercisable within 60 days to purchase 56,750 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE MANAGER

Pursuant to the terms of a Management Agreement dated as of May 12, 1998 and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. ("AMRESCO") (together with its affiliated entities, the "AMRESCO Group"). Under the terms of the Management Agreement, the Manager performs such services and activities relating to the assets and operations of the Company as may be required or appropriate in accordance with the Company's policies and guidelines that are approved from time to time and monitored by the Board of Trust Managers. Such responsibilities include but are not necessarily limited to: (i) servicing and managing the invested portfolio; (ii) asset/liability and risk management, hedging of floating rate liabilities, and financing, management and disposition of the invested portfolio, (iii) capital management and investor relations activities; and (iv) the provision of certain administrative and managerial services such as accounting and information technology services.

For its services during the period from May 12, 1998 (the Company's inception of operations) through December 31, 1999, the Manager has been entitled to receive a base management fee equal to 1% per annum of the Company's average invested non-investment grade assets and 0.5% per annum of the Company's average invested investment grade assets. In addition to the base management fee, the Manager has been entitled to receive incentive compensation for each fiscal quarter in an amount equal to 25% of the dollar amount by which all of the Company's Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) plus gains (or minus losses) from debt restructurings and sales of property, as adjusted, exceeds the ten-year U.S. Treasury rate plus 3.5%. In addition to the fees described above, the Manager has also been entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company. The following table summarizes the amounts charged to the Company by the Manager since May 12, 1998 under the terms of the Management Agreement (dollars in thousands):

                                                                     Period from
                                                                     May 12, 1998
                                                     Year Ended        through
                                                    December 31,     December 31,
                                                        1999             1998
                                                   --------------   --------------
                          Base management fees     $        2,066   $          835
                          Incentive compensation               --               --
                          Reimbursable expenses               192              140
                                                   --------------   --------------

                                                   $        2,258   $          975
                                                   ==============   ==============

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation in response to the changes in the Company's business strategy. In addition to the base management fee described above, the Manager will be entitled to receive reimbursement for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements will be equal to the excess, if any, of the Manager's operating costs

(including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Currently, AMRESCO (through the Manager) employs 7 people who are fully dedicated to the Company. Additionally, three of the Company's executive officers allocate their time, as necessary, to the Company. After March 31, 2000, two of these three officers will no longer be employed by AMRESCO, although they will continue to serve in their present capacities as officers of the Company. As part of the modification, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Prior to the modifications, the Manager could have been entitled to a termination fee in the event that the Management Agreement was terminated by the Company without cause, including a termination resulting from the liquidation and dissolution of the Company. The termination fee would have been equal to the sum of the Manager's base management fee and incentive compensation earned during the twelve-month period immediately preceding the termination. During the period from January 1, 2000 through March 31, 2000, the Manager is entitled to receive the fees and reimbursements provided for under the original terms of the Management Agreement.

The Company relies primarily on the facilities, personnel and resources of the Manager and other members of the AMRESCO Group to conduct its operations; accordingly, it does not maintain separate office space. The executive offices of the Company, the Manager and AMRESCO are located at 700 North Pearl Street, Suite 1900, Dallas, Texas 75201. The Manager uses the proceeds from its base management fee and incentive fees in part to pay salaries and bonuses to the officers of its general partner and other employees of the Manager who, notwithstanding that certain of them are also officers of the Company, receive no compensation directly from the Company other than grants of stock options from time to time and, in 1999, the dividend equivalents related to such options.

The Manager has options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share (the "IPO Price") and the remaining 30% of the options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002.

The initial term of the Management Agreement expires on May 12, 2000. During its initial two-year term, the Management Agreement is not terminable by the Manager or the Company, except as a result of a breach by the Manager of its obligations thereunder or other specified events constituting "cause" as defined therein. The Management Agreement may be renewed at the end of the initial term (and each successive term thereafter) for a period of one year, upon review and approval by a majority of the independent trust managers. If the independent trust managers do not vote to terminate or renew the Management Agreement at least 90 days prior to the end of the then current period, the Management Agreement will automatically renew for a one-year period. The Manager has the right, at any time after the initial term, to terminate the Management Agreement upon 180 days prior written notice to the Company. The Company has the right, at any time after the initial term, to terminate the Management Agreement upon 90 days prior written notice to the Manager.

RIGHT OF FIRST REFUSAL / CORRESPONDENT AGREEMENT

Subject to certain limited exceptions, AMRESCO has granted to the Company a right of first refusal with respect to the first $100 million of targeted mortgage loan investments which are identified by or to any member of the AMRESCO Group during any calendar quarter and all mortgage-backed securities (other than mortgage-backed securities issued in securitizations sponsored in whole or in part by any member of the AMRESCO Group). Additionally, the Company is a party to an Amended and Restated Correspondent Agreement with Holliday Fenoglio Fowler, L.P. ("HFF") pursuant to which HFF endeavors to present to the Company (on a non-exclusive basis) investment opportunities identified by HFF which meet the investment criteria and objectives of the Company. HFF was a member of the AMRESCO Group until March 17, 2000, at which time all of its assets and several of AMRESCO's other business platforms were sold to Lend Lease
(US) Services, Inc. ("Lend Lease"). Lend Lease established a new limited partnership, HFF, L.P., into which all of HFF's assets were transferred at closing. HFF, L.P. subsequently changed its name to Holliday Fenoglio Fowler, L.P. ("New HFF"). Substantially all of the employees of HFF became employees of New HFF. The Amended and Restated Correspondent Agreement was assigned to New HFF, which assumed the obligations arising from this agreement after the closing of the transaction with Lend Lease.

TRANSACTIONS WITH MEMBERS OF THE AMRESCO GROUP

AMREIT Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of AMRESCO, currently owns 1,500,011 shares, or approximately 15% of the Company's outstanding common stock. Holdings acquired 1,000,011 shares at the IPO Price of $15.00 per share pursuant to a private placement; the remaining 500,000 shares were acquired through the IPO.

AMRESCO owns 100 shares of the Company's outstanding common shares; these shares were acquired on February 2, 1998 in connection with the initial capitalization of the Company.

Concurrent with the commencement of its operations on May 12, 1998, the Company acquired two loans from AMRESCO Funding Corporation ("AFC"), a wholly-owned subsidiary of AMRESCO, for $5.4 million. Prior to the closing of the IPO, the Company issued a non-binding commitment to purchase such loans under the terms described below. The purchase price equated to (i) the outstanding principal balance of the loans as of the date of purchase, plus (ii) accrued and unpaid interest to the date of purchase, less (iii) the unamortized portion of the loan commitment fees related thereto. These loans had been originated by AFC on February 20, 1998 and March 30, 1998.

On September 30, 1998, the Company acquired eight loans from AMRESCO Commercial Finance, Inc. ("ACFI"), a wholly-owned subsidiary of AMRESCO, for an aggregate cash purchase price of $34.3 million. The eight loans were acquired at a price which equated to the outstanding principal balance of the loans as of the date of purchase, plus accrued and unpaid interest to the date of purchase. Immediately following the purchase, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from five of the loans in excess of (i) $17.9 million and (ii) a return on this amount, or so much of it as was outstanding from time to time, equal to 12% per annum. The aggregate cash sales price for these contractual rights was $5.0 million. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which were required to be made under the five loan agreements. The transactions were underwritten in strict conformance with the existing policies approved by the independent trust managers regarding transactions with the AMRESCO Group and were the result of negotiations between the Company's Chief Investment Officer and representatives of ACFI. The transactions were reviewed and approved by the independent trust managers at the next succeeding meeting of the Board of Trust Managers. To minimize any potential perceived conflicts of interest, it was determined at that time that any future acquisition or sale of assets involving a member of the AMRESCO Group would require the prior approval of a majority of the independent trust managers of the Investment Committee of the Board of Trust Managers.

On January 14, 1999, and in accordance with the terms of its contract with the Company, ACFI purchased one of the loans that it had previously sold to the Company that was more than 30 days past due. The proceeds, totaling $4.6 million, were applied as a reduction of the amount upon which the Company earned a 12% return, as described above. The sales price equated to the Company's net investment in the loan at the sale date under the terms of the originally negotiated agreement. On November 1, 1999, in accordance with the terms of its contract with the Company, ACFI acquired the then remaining loans pursuant to the terms of the originally negotiated agreement. In connection with this most recent sale, amounts due to ACFI totaling $5.8 million were fully extinguished. Additionally, ACFI's contingent reimbursement obligations were discharged.

Holliday Fenoglio Fowler, through the Correspondent Agreement described above, presents to the Company on a non-exclusive basis investment opportunities meeting specified criteria. Mark D. Gibson, who was a member of the Company's Board of Trust Managers through February 24, 2000, is also an executive managing director of Holliday Fenoglio Fowler. Mr. Gibson also served on the Executive Committee of AMRESCO until March 2000. During 1999, Holliday Fenoglio Fowler represented two of the Company's borrowers and four of the Company's subsidiary partnerships in the closing of their respective transactions. The borrowers and subsidiary partnerships paid fees to Holliday Fenoglio Fowler for its services in accordance with the terms of separate agreements with Holliday Fenoglio Fowler. Other than as described above, the Company had no obligation, agreement or understanding with Holliday Fenoglio Fowler to pay it any fee or other compensation in connection with any transaction involving the Company. In the borrower's transactions, some or all of the fees may have been paid out of the loan proceeds advanced to the borrower by the Company. In the subsidiary partnership transactions, some or all of the fees may have been paid out of the proceeds from the capital contributions made to the partnerships by the Company. The aggregate amount of fees paid to Holliday Fenoglio Fowler in connection with transactions closed by the Company in 1999 was $531,823. Mr. Gibson did not receive any compensation in connection with the closings of these transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   1. Financial Statements

                  Included herein at pages F-1 through F-22.

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

                  10.2 Warrant Agreement dated as of May 4, 1999 between AMRESCO Capital Trust and Prudential Securities Incorporated (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which exhibit is incorporated herein by reference).

                  10.3 Management Agreement, dated as of May 12, 1998, by and between AMRESCO Capital Trust and AMREIT Managers, L.P. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which exhibit is incorporated herein by reference).

                  11          Computation of Per Share Earnings.

                  21          Subsidiaries of the Registrant.

                  27          Financial Data Schedule.

                  99.1 Termination Agreement, dated January 4, 2000, between AMRESCO Capital Trust and Impac Commercial Holdings, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 4, 2000 and filed with the Commission on January 6, 2000, which exhibit is incorporated herein by reference).


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMRESCO CAPITAL TRUST


                            By: /s/ Michael L. McCoy
                            ------------------------
                                Michael L. McCoy
               Senior Vice President, General Counsel & Secretary

Date:    March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Date                                  Signature

          March 30, 2000                    /s/ Robert L. Adair III
                                    --------------------------------------------
                                                Robert L. Adair III
                                      Chairman of the Board of Trust Managers
                                            and Chief Executive Officer
                                           (Principal Executive Officer)

          March 30, 2000                    /s/ Thomas R. Lewis II
                                    --------------------------------------------
                                                 Thomas R. Lewis II
                                       Senior Vice President, Chief Financial
                                        and Accounting Officer & Controller
                                    (Principal Financial and Accounting Officer)

          March 30, 2000                    /s/ John C. Deterding
                                    --------------------------------------------
                                                 John C. Deterding
                                              Independent Trust Manager

          March 30, 2000                    /s/ Bruce W. Duncan
                                    --------------------------------------------
                                                  Bruce W. Duncan
                                              Independent Trust Manager

          March 30, 2000                    /s/ Christopher B. Leinberger
                                    --------------------------------------------
                                             Christopher B. Leinberger
                                              Independent Trust Manager

          March 30, 2000                    /s/ James C. Leslie
                                    --------------------------------------------
                                                  James C. Leslie
                                              Independent Trust Manager

          March 30, 2000                    /s/ Robert H. Lutz, Jr.
                                    --------------------------------------------
                                                Robert H. Lutz, Jr.
                                                   Trust Manager

                              AMRESCO CAPITAL TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Page No.
                                                                                            --------
FINANCIAL STATEMENTS

  Independent Auditors' Report .......................................................        F-2

  Consolidated Balance Sheets - December 31, 1999 and 1998............................        F-3

  Consolidated Statements of Income - For the Year Ended December 31, 1999 and the
    Period from February 2, 1998 (Date of Initial Capitalization) through December
    31, 1998 .........................................................................        F-4

  Consolidated Statements of Changes in Shareholders' Equity - For the Year Ended
    December 31, 1999 and the Period from February 2, 1998 (Date of Initial
    Capitalization) through December 31, 1998.........................................        F-5

  Consolidated Statements of Cash Flows - For the Year Ended December 31, 1999 and
    the Period from February 2, 1998 (Date of Initial Capitalization) through
    December 31, 1998 ................................................................        F-6

  Notes to Consolidated Financial Statements..........................................        F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trust Managers and Shareholders of AMRESCO Capital Trust

We have audited the accompanying consolidated balance sheets of AMRESCO Capital Trust and its subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO Capital Trust and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998, in conformity with generally accepted accounting principles.


/S/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 3, 2000 (March 29, 2000 as to Note 17)

                              AMRESCO CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          December 31,    December 31,
                                                                                             1999             1998
                                                                                          ------------    ------------
ASSETS
   Mortgage loans held for investment, net ............................................   $     96,032    $     96,976
   Acquisition, development and construction loan arrangements accounted for as real
   estate or investments in joint ventures ............................................         44,097          39,550
                                                                                          ------------    ------------
   Total loan investments .............................................................        140,129         136,526
   Allowance for loan losses ..........................................................         (4,190)         (1,368)
                                                                                          ------------    ------------
   Total loan investments, net of allowance for losses ................................        135,939         135,158
   Commercial mortgage-backed securities - available for sale (at fair value) .........         24,569          28,754
   Real estate, net of accumulated depreciation of $866 and $56, respectively .........         50,376          10,273
   Investments in unconsolidated partnerships and subsidiary ..........................         11,765           3,271
   Receivables and other assets .......................................................          3,991           3,681
   Cash and cash equivalents ..........................................................          4,604           9,789
                                                                                          ------------    ------------
      TOTAL ASSETS ....................................................................   $    231,244    $    190,926
                                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities ..............................................   $      2,697    $        941
  Amounts due to affiliates ...........................................................            566           6,268
  Repurchase agreement ................................................................          9,856              --
  Line of credit ......................................................................         60,641          39,338
  Non-recourse debt on real estate ....................................................         34,600           7,500
  Dividends payable ...................................................................          4,407           4,002
                                                                                          ------------    ------------
      TOTAL LIABILITIES ...............................................................        112,767          58,049
                                                                                          ------------    ------------
  Minority interests ..................................................................            526           2,611
                                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares issued .....             --              --
  Series A junior participating preferred stock, $.01 par value, 350,000 shares
      authorized, no shares issued ....................................................             --              --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111 and
      10,006,111 shares issued and outstanding, respectively ..........................            100             100
  Additional paid-in capital ..........................................................        140,998         140,941
  Unearned stock compensation .........................................................           (282)           (848)
  Accumulated other comprehensive income (loss) .......................................        (10,812)         (6,475)
  Distributions in excess of accumulated earnings .....................................        (12,053)         (3,452)
                                                                                          ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY ......................................................        117,951         130,266
                                                                                          ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $    231,244    $    190,926
                                                                                          ============    ============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     Period from
                                                                                     February 2,
                                                                                        1998
                                                                      Year Ended       through
                                                                      December 31,   December 31,
                                                                          1999           1998
                                                                      ------------   ------------
REVENUES:
  Interest income on mortgage loans ...............................   $     14,568   $      4,278
  Income from commercial mortgage-backed securities ...............          3,699          1,563
  Operating income from real estate ...............................          4,858            392
  Equity in earnings of unconsolidated subsidiary, partnerships
    and other real estate ventures ................................             17            588
  Interest income from short-term investments .....................            251          1,924
                                                                      ------------   ------------
    TOTAL REVENUES ................................................         23,393          8,745
                                                                      ------------   ------------

EXPENSES:
  Interest expense ................................................          5,593            567
  Management fees .................................................          2,206          1,187
  General and administrative ......................................          1,437          1,294
  Abandoned merger costs ..........................................          1,737             --
  Depreciation ....................................................          1,252            100
  Participating interest in mortgage loans ........................          1,084            277
  Provision for loan losses .......................................          3,322          1,368
                                                                      ------------   ------------
    TOTAL EXPENSES ................................................         16,631          4,793
                                                                      ------------   ------------

INCOME BEFORE GAINS AND MINORITY INTERESTS ........................          6,762          3,952

   Gain associated with repayment of ADC loan arrangement .........            584             --
                                                                      ------------   ------------

INCOME BEFORE MINORITY INTERESTS ..................................          7,346          3,952

   Minority interests .............................................             26             --
                                                                      ------------   ------------

NET INCOME ........................................................   $      7,320   $      3,952
                                                                      ============   ============


EARNINGS PER COMMON SHARE:
   Basic ..........................................................   $       0.73   $       0.56
                                                                      ============   ============
   Diluted ........................................................   $       0.73   $       0.56
                                                                      ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..........................................................         10,000          7,027
                                                                      ============   ============
   Diluted ........................................................         10,012          7,031
                                                                      ============   ============


See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE
                 PERIOD FROM FEBRUARY 2, 1998 (DATE OF INITIAL
                   CAPITALIZATION) THROUGH DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            Common Stock
                                                           $.01 Par Value
                                                         ---------------------  Additional     Unearned
                                                         Number of               Paid-in         Stock
                                                          Shares      Amount     Capital     Compensation
                                                         ---------  ----------  ----------   ------------
Initial capitalization, February 2, 1998.........             100         --   $      1

Additional paid-in capital, February 11,
  1998...........................................              --         --         25

Issuance of common shares through IPO,
  net of offering expenses,
  May 12, 1998...................................       9,000,000      $  90    124,601

Issuance of common shares through Private
  Placement, May 12, 1998........................       1,000,011         10     14,990

Issuance of trust managers' restricted
  shares.........................................           6,000         --         90         $    (90)

Total nonowner changes in equity:

     Net income..................................

     Unrealized losses on securities
       available for sale........................

Comprehensive loss...............................


Compensatory options granted.....................                                 1,234           (1,234)

Amortization of unearned trust manager                                                                56
  compensation ..................................

Amortization of compensatory options ............                                                    420

Dividends declared ($0.74 per common
  share) ........................................
                                                      -----------      -----   --------           ------
Balance at December 31, 1998.....................      10,006,111        100    140,941             (848)

Issuance of trust managers' restricted
  shares.........................................           9,000         --         91              (91)

Issuance of warrants.............................                                   400

Decrease in fair value of compensatory options...                                  (434)             434

Total nonowner changes in equity:

     Net income..................................

     Unrealized losses on securities
       available for sale........................

Comprehensive income.............................


Amortization of unearned trust manager
  compensation...................................                                                     91

Amortization of compensatory options.............                                                    132

Dividends declared ($1.59 per common share)......
                                                      -----------      -----   --------           ------
Balance at December 31, 1999.....................      10,015,111      $ 100   $140,998         $   (282)
                                                      ===========      =====   ========         ========

                                                       Accumulated    Distributions in    Total
                                                           Other        Excess of        Nonowner      Total
                                                       Comprehensive    Accumulated      Changes    Shareholders'
                                                       Income (Loss)     Earnings       in Equity     Equity
                                                       -------------  ---------------- -----------  --------------
Initial capitalization, February 2, 1998.........                                                     $      1

Additional paid-in capital, February 11,
  1998...........................................                                                           25

Issuance of common shares through IPO,
  net of offering expenses,
  May 12, 1998...................................                                                      124,691

Issuance of common shares through Private
  Placement, May 12, 1998........................                                                       15,000

Issuance of trust managers' restricted
  shares.........................................                                                           --

Total nonowner changes in equity:

     Net income..................................                        $  3,952       $  3,952         3,952

     Unrealized losses on securities
       available for sale........................        $ (6,475)                        (6,475)       (6,475)
                                                                                        --------
Comprehensive loss...............................                                       $ (2,523)
                                                                                        ========

Compensatory options granted.....................                                                           --

Amortization of unearned trust manager                                                                      56
  compensation...................................

Amortization of compensatory options.............                                                          420

Dividends declared ($0.74 per common                                       (7,404)                      (7,404)
  share).........................................
                                                         --------        --------                     --------
Balance at December 31, 1998.....................          (6,475)         (3,452)                     130,266

Issuance of trust managers' restricted
  shares.........................................                                                           --

Issuance of warrants............. ...............                                                          400

Decrease in fair value of compensatory options...                                                           --

Total nonowner changes in equity:

     Net income..................................                           7,320       $  7,320         7,320

     Unrealized losses on securities
       available for sale........................          (4,337)                        (4,337)       (4,337)
                                                                                        --------
Comprehensive income.............................                                       $  2,983
                                                                                        ========

Amortization of unearned trust manager
  compensation ..................................                                                           91

Amortization of compensatory options ............                                                          132

Dividends declared ($1.59 per common share)......                         (15,921)                     (15,921)
                                                         --------        --------                     --------
Balance at December 31, 1999.....................        $(10,812)       $(12,053)                    $117,951
                                                         ========        ========                     ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                     Period from
                                                                                                                   February 2, 1998
                                                                                                  Year Ended           through
                                                                                                December 31, 1999  December 31, 1998
                                                                                                -----------------  -----------------
Cash Flows from Operating Activities:
   Net income ................................................................................. $         7,320  $           3,952
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...............................................................           3,322              1,368
      Depreciation ............................................................................           1,252                100
      Gain associated with repayment of ADC loan arrangement ..................................            (584)                --
      Loss on sale of interest rate cap .......................................................               5                 --
      Amortization of prepaid assets ..........................................................             234                162
      Discount amortization on commercial mortgage-backed securities ..........................            (329)              (173)
      Amortization of compensatory stock options and unearned trust manager compensation ......             223                476
      Amortization of loan commitment fees ....................................................          (1,050)              (180)
      Receipt of loan commitment fees .........................................................             427              1,507
      Increase in receivables and other assets ................................................            (592)            (3,659)
      Decrease (increase) in interest receivable related to commercial mortgage-backed
      securities...............................................................................              74               (345)
      Increase in accounts payable and other liabilities ......................................           1,756                941
      Increase in minority interests ..........................................................              26                 --
      Increase in amounts due to affiliates ...................................................           1,226                736
      Equity in earnings of unconsolidated subsidiary, partnerships and other real estate
         ventures..............................................................................             (17)              (588)
      Distributions from unconsolidated subsidiary, partnership and other real estate
         venture ..............................................................................             124                588
                                                                                                ---------------  -----------------
           Net cash provided by operating activities ..........................................          13,417              4,885
                                                                                                ---------------  -----------------

Cash Flows from Investing Activities:
   Acquisition of mortgage loans ..............................................................              --            (25,807)
   Investments in mortgage loans ..............................................................         (44,622)           (73,059)
   Investments in ADC loan arrangements .......................................................         (24,688)           (37,269)
   Sale of mortgage loans to affiliate ........................................................          13,340                 --
   Principal collected on mortgage loans ......................................................          26,252                563
   Principal and interest collected on ADC loan arrangement ...................................          11,513                 --
   Investments in real estate .................................................................         (40,913)           (10,329)
   Investments in unconsolidated partnerships and subsidiary ..................................          (2,684)            (3,501)
   Distributions from unconsolidated subsidiary and partnership ...............................             344                 --
   Distributions from ADC joint ventures ......................................................              --                285
   Purchase of commercial mortgage-backed securities ..........................................              --            (34,480)
                                                                                                ---------------  -----------------
           Net cash used in investing activities ..............................................         (61,458)          (183,597)
                                                                                                ---------------  -----------------

Cash Flows from Financing Activities:
   Proceeds from borrowings under line of credit ..............................................          39,162             39,338
   Repayment of borrowings under line of credit ...............................................         (17,859)                --
   Proceeds from borrowings under repurchase agreement ........................................          12,103              5,123
   Repayment of borrowings under repurchase agreement .........................................          (2,247)            (5,123)
   Proceeds from financing provided by affiliate ..............................................             907              5,532
   Proceeds from non-recourse debt on real estate .............................................          27,100              7,500
   Purchase of interest rate cap ..............................................................            (110)                --
   Proceeds from sale of interest rate cap ....................................................              30                 --
   Deferred financing costs associated with line of credit ....................................            (120)                --
   Deferred financing costs associated with non-recourse debt on real estate ..................            (594)              (184)
   Net proceeds from issuance of common stock .................................................              --            139,717
   Dividends paid to common shareholders ......................................................         (15,516)            (3,402)
                                                                                                ---------------  -----------------
           Net cash provided by financing activities ..........................................          42,856            188,501
                                                                                                ---------------  -----------------

Net increase (decrease) in cash and cash equivalents ..........................................          (5,185)             9,789

Cash and cash equivalents, beginning of period ................................................           9,789                 --
                                                                                                ---------------  -----------------
Cash and cash equivalents, end of period ...................................................... $         4,604  $           9,789
                                                                                                ===============  =================

Supplemental Information:
   Interest paid, net of amount capitalized ................................................... $         4,980  $             365
                                                                                                ===============  =================
   Income taxes paid .......................................................................... $            25  $              --
                                                                                                ===============  =================
   Minority interest contributions associated with ADC loan arrangements ...................... $            --  $           2,611
                                                                                                ===============  =================
   Minority interest distribution associated with ADC loan arrangement ........................ $         2,111  $              --
                                                                                                ===============  =================
   Receivables transferred in satisfaction of amounts due to affiliate ........................ $         1,238  $              --
                                                                                                ===============  =================
   Amounts due to affiliate discharged in connection with sales of mortgage loans ............. $         6,597  $              --
                                                                                                ===============  =================
   Issuance of warrants in connection with line of credit ..................................... $           400  $              --
                                                                                                ===============  =================
   Dividends declared, paid in following year ................................................. $         4,407  $           4,002
                                                                                                ===============  =================


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

The Company accounts for its loan investments classified as real estate in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" and SFAS No. 66, "Accounting for Sales of Real Estate", consistent with its accounting for direct real estate investments. Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 39 years for office buildings and 27.5 years for multi-family projects.

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

COMMERCIAL MORTGAGE-BACKED SECURITIES

The Company's investments in commercial mortgage-backed securities ("CMBS") are classified as available for sale and are carried at estimated fair value as determined by quoted market rates. Any unrealized gains or losses are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. If a decline in fair value is deemed to be other than temporary, it is charged to earnings during the period such determination is made. Income from CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of the investments.

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

Stock options awarded to the Manager and certain other members of the AMRESCO Group and warrants granted to an affiliate of one of the Company's lenders are accounted for under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related Interpretations.

EARNINGS PER COMMON SHARE

Basic earnings per common share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

INCOME TAXES AND DISTRIBUTIONS

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 95% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements. AMREIT II, Inc. is subject to federal income tax on its taxable income at regular corporate rates.

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

PRESENTATION

Certain prior period amounts have been reclassified to conform with the current year's presentation.

3. LOAN INVESTMENTS

At December 31, 1999 and 1998, the Company had commitments to fund $168,923,000 (under 13 loans) and $209,632,000 (under 21 loans), of which $143,644,000 and $136,791,000, respectively, was outstanding. As of December 31, 1999 and 1998, the Company's loan investments are summarized as follows (dollars in thousands):

              Scheduled
             Maturity/ Date
 Date of      of Repayment,                                                               Commitment Amount
 Initial       Sale or                                               Collateral       -------------------------
Investment      Other           Location        Property Type         Position            1999         1998
------------   ----------   ----------------   -----------------   ----------------   -----------   -----------
 05/12/98      03/31/01     Richardson, TX     Office              Second Lien        $    14,700   $    14,700
 06/01/98      06/01/01     Houston, TX        Office              First Lien              11,800        11,800
 06/22/98      06/19/00     Wayland, MA        Office              First Lien              45,000        45,000
 07/02/98      06/30/00     Washington, D.C.   Office              First Lien               7,000         7,000
 07/10/98      07/31/00     Pasadena, TX       Apartment           First Lien               3,350         3,350
 09/01/98      11/30/99     Los Angeles, CA    Mixed Use           First Lien                  --        18,419
 09/30/98      05/28/99     San Antonio, TX    Residential Lots    First Lien                  --         3,266
 09/30/98      Various      San Antonio, TX/   Residential Lots    First Lien               8,400         8,400
                                 Sunnyvale, TX
 09/30/98      05/27/99     Galveston, TX      Apartment           First Lien                  --         3,664
 09/30/98      11/01/99     Ft. Worth, TX      Apartment           Ptrshp Interests            --         2,650
 09/30/98      01/14/99     Austin, TX         Office              First Lien                  --         6,325
 09/30/98      11/01/99     Dallas, TX         Medical Office      First Lien                  --         3,015
 09/30/98      11/01/99     Norwood, MA        Industrial/Office   First Lien                  --         8,765
 10/01/98      12/31/99     Richardson, TX     Office              First Lien                  --           567
 12/29/98      02/03/99     San Antonio, TX    Residential Lots    First Lien                  --           255
 05/18/99      05/19/01     Irvine, CA         Office              First Lien              15,260            --
 07/29/99      07/28/01     Lexington, MA      R&D/Bio-Tech        First Lien               5,213            --
 08/19/99      08/15/01     San Diego, CA      Medical Office      First Lien               5,745            --
                                                                                      -----------   -----------
Mortgage loans held for investment                                                        116,468       137,176
                                                                                      -----------   -----------
 05/12/98      02/25/99     Columbus, OH       Mixed Use           Second Lien                 --         7,000
 06/12/98      06/30/00     Pearland, TX       Apartment           First Lien              12,827        12,827
 06/17/98      06/30/00     San Diego, CA      R&D/Bio-Tech        First Lien               5,560         5,560
 06/19/98      06/18/00     Houston, TX        Office              First Lien              24,000        24,000
 07/01/98      07/01/01     Dallas, TX         Office              Ptrshp Interests        10,068        10,068
 09/30/98      03/01/99     Richardson, TX     Office              First Lien                  --        13,001
                                                                                      -----------   -----------
ADC loan arrangements                                                                      52,455        72,456
                                                                                      -----------   -----------

Total loan investments                                                                $   168,923   $   209,632
                                                                                      ===========   ===========
              Scheduled
             Maturity/ Date
 Date of      of Repayment,                                            Amount Outstanding       Interest        Interest
 Initial       Sale or                                              -------------------------      Pay           Accrual
Investment      Other           Location        Property Type          1999           1998         Rate           Rate
------------   ----------   ----------------   -----------------    -----------   -----------   -----------    -----------
 05/12/98      03/31/01     Richardson, TX     Office               $    13,709   $    10,811          10.0%          12.0%
 06/01/98      06/01/01     Houston, TX        Office                    11,079        10,034          12.0%          12.0%
 06/22/98      06/19/00     Wayland, MA        Office                    39,134        24,962          10.5%          10.5%
 07/02/98      06/30/00     Washington, D.C.   Office                     6,409         5,489          10.5%          10.5%
 07/10/98      07/31/00     Pasadena, TX       Apartment                  2,993         2,614          10.0%          14.0%
 09/01/98      11/30/99     Los Angeles, CA    Mixed Use                     --        17,418          10.0%          12.0%
 09/30/98      05/28/99     San Antonio, TX    Residential Lots              --         2,059          16.0%          16.0%
 09/30/98      Various      San Antonio, TX/   Residential Lots           3,555         1,637          10.0%          14.0%
                                 Sunnyvale, TX
 09/30/98      05/27/99     Galveston, TX      Apartment                     --         3,664          10.0%          15.0%
 09/30/98      11/01/99     Ft. Worth, TX      Apartment                     --         2,649          10.5%          16.0%
 09/30/98      01/14/99     Austin, TX         Office                        --         6,314          10.0%          16.0%
 09/30/98      11/01/99     Dallas, TX         Medical Office                --         2,364          10.0%          13.0%
 09/30/98      11/01/99     Norwood, MA        Industrial/Office             --         7,733          10.0%          12.5%
 10/01/98      12/31/99     Richardson, TX     Office                        --           300          9.97%          15.0%
 12/29/98      02/03/99     San Antonio, TX    Residential Lots              --           255          16.0%          16.0%
 05/18/99      05/19/01     Irvine, CA         Office                    13,057            --          10.0%          12.0%
 07/29/99      07/28/01     Lexington, MA      R&D/Bio-Tech               2,753            --          11.5%          14.5%
 08/19/99      08/15/01     San Diego, CA      Medical Office             4,048            --          11.5%          11.5%
                                                                    -----------   -----------
Mortgage loans held for investment                                       96,737        98,303
                                                                    -----------   -----------
 05/12/98      02/25/99     Columbus, OH       Mixed Use                     --         6,839          15.0%          15.0%
 06/12/98      06/30/00     Pearland, TX       Apartment                 12,291         4,237          10.0%          11.5%
 06/17/98      06/30/00     San Diego, CA      R&D/Bio-Tech               4,732         3,994          10.0%          13.5%
 06/19/98      06/18/00     Houston, TX        Office                    21,622         6,682          12.0%          12.0%
 07/01/98      07/01/01     Dallas, TX         Office                     8,262         6,459          10.0%          15.0%
 09/30/98      03/01/99     Richardson, TX     Office                        --        10,277          10.0%          14.0%
                                                                    -----------   -----------
ADC loan arrangements                                                    46,907        38,488
                                                                    -----------   -----------

Total loan investments                                              $   143,644   $   136,791
                                                                    ===========   ===========

During the year ended December 31, 1999, six of the Company's loans were fully repaid, three loan originations were closed and four loans were sold to AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group; additionally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers.

At December 31, 1999, amounts outstanding under acquisition/rehabilitation loans, construction loans, acquisition loans and land development loans totaled $53,660,000, $47,622,000, $38,807,000 and $3,555,000, respectively. For all loan investments, payments of interest only are due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest are due at the scheduled maturities of the loans. One loan provides for the payment of accrual rate interest quarterly. At December 31, 1999, three of the 13 loan investments provide the Company with the opportunity for profit participation in excess of the contractual interest accrual rates.

At December 31, 1999 and 1998, the loan investments are classified as follows (in thousands):

                                                                         1999                         1998
                                                              --------------------------    -------------------------
                                                                 Loan         Balance         Loan         Balance
                                                                Amount         Sheet          Amount        Sheet
                                                              Outstanding      Amount       Outstanding     Amount
                                                              -----------    -----------    -----------   -----------
     Mortgage loans held for investment, net ..............   $    96,737    $    96,032    $    98,303   $    96,976

     Real estate, net .....................................        38,645         36,906         25,191        26,873
     Investment in real estate ventures ...................         8,262          7,191         13,297        12,677
                                                              -----------    -----------    -----------   -----------
        Total ADC loan arrangements .......................        46,907         44,097         38,488        39,550
                                                              -----------    -----------    -----------   -----------

     Total loan investments ...............................   $   143,644        140,129    $   136,791       136,526
                                                              ===========                   ===========

     Allowance for loan losses ...........................................        (4,190)                      (1,368)
                                                                             -----------                  -----------

     Total loan investments, net of allowance for losses .................   $   135,939                  $   135,158
                                                                             ===========                  ===========

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                              1999              1998
                                                         --------------    --------------
                    Land .............................   $        4,648    $        6,118
                    Buildings and improvements .......           32,744             3,196
                    Construction in progress .........               --            17,603
                                                         --------------    --------------
                       Total .........................           37,392            26,917
                    Less: Accumulated depreciation ...             (486)              (44)
                                                         --------------    --------------

                                                         $       36,906    $       26,873
                                                         ==============    ==============

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures for the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998 is as follows (in thousands):

                                                         1999                                       1998
                                         --------------------------------------    -------------------------------------
                                          Mortgage     ADC Loan                    Mortgage      ADC Loan
                                           Loans      Arrangements     Total         Loans      Arrangements    Total
                                         ----------    ----------    ----------    ----------    ----------   ----------
Balance, beginning of period .........   $   98,303    $   38,488    $  136,791    $       --    $       --   $       --
Investments in loans .................       44,622        26,617        71,239        98,866        38,488      137,354
Collections of principal .............      (26,252)      (11,359)      (37,611)         (563)           --         (563)
Cost of mortgages sold ...............      (19,936)           --       (19,936)           --            --           --
Foreclosure (partnership interests) ..           --        (6,839)       (6,839)           --            --           --
                                         ----------    ----------    ----------    ----------    ----------   ----------

Balance, end of period ...............   $   96,737    $   46,907    $  143,644    $   98,303    $   38,488   $  136,791
                                         ==========    ==========    ==========    ==========    ==========   ==========

During the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998, the activity in the allowance for loan losses was as follows (in thousands):

                                                         1999           1998
                                                      -----------    -----------
                    Balance, beginning of period ..   $     1,368    $        --
                    Provision for losses ..........         3,322          1,368
                    Charge-offs ...................          (500)            --
                    Recoveries ....................            --             --
                                                      -----------    -----------

                    Balance, end of period ........   $     4,190    $     1,368
                                                      ===========    ===========

At December 31, 1999, an ADC loan arrangement with a recorded investment of $7,191,000 was impaired. The allowance for loan losses related to this investment totaled $4,190,000 at December 31, 1999. At December 31, 1999, the amount outstanding under this loan totaled $8,262,000. At December 31, 1998, the outstanding amount and recorded investment of this loan totaled $6,459,000 and $6,018,000, respectively. The loan was not deemed to be impaired as of December 31, 1998; accordingly, no specific allowance for loan losses had been established at that date. No income has been recognized on this ADC loan investment since its origination in 1998. The loan was performing as of December 31, 1999 and 1998.

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

As of December 31, 1999, the Company had outstanding commitments to fund approximately $25,279,000 under 13 loans. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1999, approximately 50% of the Company's committed loan investments were collateralized by properties located in Texas. Additionally, approximately 76% of the Company's loan commitments were secured by office properties.

4. COMMERCIAL MORTGAGE-BACKED SECURITIES

As of December 31, 1999 and 1998, the Company held five commercial mortgage-backed securities ("CMBS") which were acquired at an aggregate purchase price of $34,480,000. The Company's CMBS available for sale are carried at estimated fair value. At December 31, 1999 and 1998, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (in thousands):

                                                    1999
                        ----------------------------------------------------------------------
                                     Aggregate     Aggregate        Aggregate       Aggregate
                          Security   Amortized    Unrealized        Unrealized         Fair
                           Rating      Cost          Gains           Losses           Value
                        ---------- ------------   ------------    ------------    ------------
                             BB-   $      4,271   $         --    $     (1,140)   $      3,131
                             B           19,664             --          (4,854)         14,810
                             B-          11,319             --          (4,691)          6,628
                                   ------------   ------------    ------------    ------------

                                   $     35,254   $         --    $    (10,685)   $     24,569
                                   ============   ============    ============    ============

                                                      1998
                        ----------------------------------------------------------------------
                                     Aggregate     Aggregate        Aggregate       Aggregate
                          Security   Amortized    Unrealized        Unrealized         Fair
                           Rating      Cost          Gains           Losses           Value
                        ---------- ------------   ------------    ------------    ------------
                             BB-   $      4,233   $         --    $       (618)   $      3,615
                             B           19,489             --          (2,952)         16,537
                             B-          11,277             --          (2,675)          8,602
                                   ------------   ------------    ------------    ------------

                                   $     34,999   $         --    $     (6,245)   $     28,754
                                   ============   ============    ============    ============

Additionally, at December 31, 1999 and 1998, the Company had recorded unrealized losses (net of tax effects) of $127,000 and $230,000, respectively, related to CMBS owned by AMREIT II, Inc. The mortgage loans underlying the Company's CMBS are diverse in nature; no particular concentrations exist by property type or location. At December 31, 1999, the weighted average maturity and weighted average duration of the Company's CMBS was 12 years and 5.3 years, respectively.

5. REAL ESTATE

On October 23, 1998, the Company (through a majority-owned partnership) acquired an interest in the first of five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area, an 82,730 square foot facility in Arlington, Texas. In connection with this acquisition and other partnership formation activities, the Company contributed $3.4 million of capital to the partnership; the balance of the acquisition price was financed with a $7.5 million non-recourse loan (Note 6). On April 30, 1999, the Company (through the majority-owned partnership) acquired interests in three additional grocery-anchored shopping centers. These properties, which were acquired by subsidiary partnerships at an aggregate purchase price of $30.2 million, include an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. Through the majority-owned partnership, the Company acquired an interest in an additional grocery-anchored shopping center on August 25, 1999. The newly constructed property, an 87,540 square foot facility in Richardson, Texas, was acquired by a subsidiary partnership at a purchase price of $10.7 million. In connection with the acquisitions that occurred in 1999, the subsidiary partnerships which hold title to these assets obtained non-recourse financing aggregating $19.5 million and $7.6 million, respectively, from an unaffiliated third party (Note 6). Immediately prior to the closings, the Company contributed $11.4 million and $3.4 million, respectively, of capital to the partnership. The proceeds from these contributions were used, in part, to fund the balance of the acquisition costs, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships. The majority-owned partnership owns, directly or indirectly, all of the equity interests in the title-holding subsidiary partnerships.

Real estate, which is comprised entirely of amounts derived from the Company's partnership investment, consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                           1999            1998
                                                       ------------    ------------
                   Land ............................   $     14,386    $      2,353
                   Buildings and improvements ......         36,856           7,976
                                                       ------------    ------------
                      Total ........................         51,242          10,329
                   Less: Accumulated depreciation ..           (866)            (56)
                                                       ------------    ------------

                                                       $     50,376    $     10,273
                                                       ============    ============

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

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing Line of Credit. The Amended Line of Credit includes the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility must be securitizable; (3) a reduction in the amount of capital the Company must fund with respect to construction and rehabilitation loans before PSCC is required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on specified types of loans and assets. Under the Amended Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum to the extent such borrowings do not exceed the Company's Tangible Net Worth, as defined; borrowings in excess of the Company's Tangible Net Worth bear interest at LIBOR plus 3%. At December 31, 1999 and 1998, the weighted average interest rate under this facility was 7.73% per annum and 6.65% per annum, respectively.

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

Borrowings under the facility are secured by a first lien security interest on all assets funded with proceeds from the Amended Line of Credit. The Amended Line of Credit contains several covenants; among others, the more significant covenants include the maintenance of a $100 million consolidated Tangible Net Worth; maintenance of a Coverage Ratio, as defined, of not less than 1.4 to 1; and limitation of Total Indebtedness, as defined, to no more than 400% of shareholders' equity.

To reduce the impact that rising interest rates would have on its floating rate line of credit indebtedness, the Company entered into an interest rate cap agreement with a major international financial institution. The cap agreement, which became effective on January 1, 1999, had a notional amount of $33.6 million. Prior to its termination, the agreement entitled the Company to receive from the counterparty the amounts, if any, by which one month LIBOR exceeded 6.0%. No amounts were ever due from the counterparty under the terms of this agreement. The premium paid for this cap, totaling $52,000, was amortized on a straight-line basis as an adjustment of interest incurred until the agreement was terminated.

On July 2, 1999, the Company terminated the $33.6 million (notional) interest rate cap agreement at a loss of $5,000. Concurrently, the Company entered into a new cap agreement to reduce the impact that rising interest rates would have on its floating rate indebtedness. The new agreement, which became effective on August 1, 1999, has a notional amount of $59.0 million. Until its expiration on November 1, 2000, the agreement entitles the Company to receive from the counterparty the amounts, if any, by which one month LIBOR exceeds 6.25%. The premium paid for this cap, totaling $110,000, is being amortized on a straight-line basis over the life of the agreement as an adjustment of interest incurred. As of December 31, 1999, the unamortized premium is included in receivables and other assets in the consolidated balance sheet. During the period from August 1, 1999 through December 31, 1999, amounts due from the counterparty under this agreement totaled $13,000.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement can be used to finance a portion of the Company's portfolio of mortgage-backed securities. The Repurchase Agreement provides that the Company may borrow a varying percentage of the market value of the purchased mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bear interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities being financed. Borrowings under the facility are secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matures on June 30, 2000. At December 31, 1999, the weighted average interest rate under this facility was 7.62% per annum. At December 31, 1998, there were no borrowings under the Repurchase Agreement.

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

Total interest incurred during the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, was $6,186,000 and $624,000, of which $593,000 and $57,000, respectively, was capitalized.

Obligations under various financing arrangements were as follows at December 31, 1999 and 1998 (in thousands):

                                                             1999           1998
                                                         ------------   ------------
                   Repurchase agreement ..............   $      9,856   $         --
                   Line of credit ....................         60,641         39,338
                   Non-recourse debt on real estate ..         34,600          7,500
                                                         ------------   ------------

                                                         $    105,097   $     46,838
                                                         ============   ============

Future scheduled principal repayments on debt and financing facilities at December 31, 1999 are as follows (in thousands):

                 2000 ............................       $ 70,497
                 2001 ............................             --
                 2002 ............................            499
                 2003 ............................            581
                 2004 ............................            622
                 2005 and thereafter .............         32,898
                                                         --------
                                                         $105,097
                                                         ========

7. RELATED PARTY TRANSACTIONS

The Company's day-to-day operations are managed by the Manager, a member of the AMRESCO Group. During the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, base management fees charged to the Company totaled $2,066,000 and $835,000, respectively. Reimbursable expenses charged to the Company during these periods totaled $192,000 and $140,000, respectively. Since its inception, no incentive fees have been charged to the Company. Reimbursable expenses are included in general and administrative expenses in the Company's consolidated statements of income. As of December 31, 1999 and 1998, base management fees due to the Manager totaled $544,000 and $415,000, respectively. Reimbursable expenses due to the Manager totaled $22,000 and $44,000 at December 31, 1999 and 1998, respectively. Base management fees and reimbursable expenses due to the Manager are included in amounts due to affiliates in the consolidated balance sheets.

Subject to certain limited exceptions, AMRESCO has granted to the Company a right of first refusal with respect to the first $100 million of targeted mortgage loan investments which are identified by or to any member of the AMRESCO Group during any calendar quarter and all mortgage-backed securities (other than mortgage-backed securities issued in securitizations sponsored in whole or in part by any member of the AMRESCO Group). Additionally, the Company is a party to an Amended and Restated Correspondent Agreement with Holliday Fenoglio Fowler, L.P. ("HFF") pursuant to which HFF endeavors to present to the Company (on a non-exclusive basis) investment opportunities identified by HFF which meet the investment criteria and objectives of the Company.

Concurrent with the commencement of its operations on May 12, 1998, the Company acquired two loans from AMRESCO Funding Corporation, a member of the AMRESCO Group. On September 30, 1998, the Company acquired eight loans from ACFI at an aggregate cash purchase price of $34,292,000, including accrued interest of $812,000. Immediately following the purchase, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from five of the loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as was outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances that were required to be made under the five loan agreements. The proceeds received from ACFI were accounted for as a financing. As of December 31, 1998, amounts due to ACFI, which totaled $5,809,000, were included in amounts due to affiliates in the consolidated balance sheet.

In January 1999 and November 1999, the Company sold one loan and three loans, respectively, to ACFI. Prior to their sale, these investments had been subject to the ACFI economic interest described above. The fifth loan was fully repaid by the borrower in May 1999. The proceeds from the sales totaled $13,340,000. In connection with the most recent sale, amounts due to ACFI were fully extinguished; additionally, ACFI's reimbursement obligations were discharged. The sales were recorded as follows (dollars in thousands):

                                   January 1999    November 1999      Total
                                   ------------    -------------   ------------
Cash ...........................   $      4,585    $      8,755    $     13,340
Mortgage loans .................         (6,314)        (13,622)        (19,936)
Receivables and other assets ...           (280)           (958)         (1,238)
Amounts due to affiliates ......          2,009           5,825           7,834
                                   ------------    ------------    ------------

Gain (loss) ....................   $         --    $         --    $         --
                                   ============    ============    ============

8. STOCK-BASED COMPENSATION

Under the Company's 1998 Share Option and Award Plan, as amended (the "Plan"), the Company may grant restricted common shares and options to purchase common shares in amounts up to an aggregate of 15% of the Company's outstanding common shares plus 500,000 shares (or 2,000,017 common shares currently). The aggregate number of incentive stock options which may be granted under the Plan is limited to 1,000,000 shares.

On May 12, 1998, the Company granted to its trust managers and officers non-qualified options to purchase 352,000 common shares at an exercise price of $15.00 per share (the IPO price). The options vest ratably over a four-year period beginning one year after the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these awards. As the awards had no intrinsic value at the grant date, no compensation cost has been recognized. Had the Company determined compensation cost associated with these options consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per common share for the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                          Period from
                                                                        February 2, 1998
                                                      Year Ended            through
                                                   December 31, 1999   December 31, 1998
                                                   -----------------   -----------------
           Net income:
               As reported ......................   $          7,320   $          3,952
               Pro forma ........................   $          7,138   $          3,831

           Basic earnings per common share:
               As reported ......................             $ 0.73             $ 0.56
               Pro forma ........................             $ 0.71             $ 0.54

           Diluted earnings per common share:
               As reported ......................             $ 0.73             $ 0.56
               Pro forma ........................             $ 0.71             $ 0.54

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

the remaining thirty percent of the Manager's options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002. On November 3, 1998
and February 25, 1999, the Company granted to certain employees of the AMRESCO Group non-qualified options to purchase 4,000 and 2,000 common shares, respectively; the options vest ratably over a four-year period beginning one year after the date of grant. The Company accounts for these options under SFAS No. 123 and the interpretation thereof provided by EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"; accordingly, compensation cost is recognized over the four-year vesting period. For purposes of recognizing compensation costs during the financial reporting periods prior to the measurement (or vesting) date, the share option awards are measured as of each financial reporting date at their then-current fair value. Changes in those fair values between reporting dates are attributed in accordance with the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As of December 31, 1999 and 1998, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $0.71 per share and $1.10 per share, respectively. The fair value of the options granted was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions:

                                                                       1999                1998
                                                                  --------------       --------------
               Risk free interest rate........................    5.97% to 6.17%       4.54% to 4.59%
               Expected life .................................     4 to 7 years         4 to 7 years
               Expected volatility............................               35%                 40%
               Dividend yield.................................               12%                 10%

During the year ended December 31, 1999, compensation cost associated with these options was adjusted to reflect the decline in estimated fair value (from December 31, 1998) of approximately $0.39 per share. During the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, management fees included compensatory option charges totaling $140,000 and $352,000, respectively. During these same periods, general and administrative expenses included compensatory option charges totaling $(8,000) and $68,000, respectively.

A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and the changes during the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998 is as follows:

                                                          Compensatory                    Non-compensatory
                                                            Options                          Options
                                                   -----------------------------   -----------------------------
                                                                    Weighted                        Weighted
                                                     Number of       Average        Number of        Average
                                                      Shares      Exercise Price     Shares       Exercise Price
                                                   ------------   --------------   ------------   --------------
        Granted on May 12, 1998                       1,141,511    $      15.99         352,000    $      15.00
        Granted on November 3, 1998                       4,000            7.88              --              --
        Exercised                                            --              --              --              --
        Forfeited                                       (21,500)         (15.00)             --              --
        Expired                                              --              --              --              --
                                                   ------------    ------------    ------------    ------------

        Options outstanding at December 31, 1998      1,124,011           15.98         352,000           15.00

        Granted on February 25, 1999                      2,000            8.75              --              --
        Exercised                                            --              --              --              --
        Forfeited                                        (4,250)         (12.06)        (13,500)         (15.00)
        Expired                                              --              --              --              --
                                                   ------------    ------------    ------------    ------------

        Options outstanding at December 31, 1999      1,121,761    $      15.98         338,500    $      15.00
                                                   ============    ============    ============    ============

As of December 31, 1999, the 1,460,261 options outstanding have a weighted average exercise price of $15.75 and a weighted average remaining contractual life of 8.38 years. At December 31, 1999, 405,378 options were exercisable at a weighted average exercise price of $14.98. No options were exercisable as of December 31, 1998.

In lieu of cash compensation for their services and participation at regularly scheduled meetings of the Board of Trust Managers, the Company granted 2,250 and 1,500 restricted common shares to each of its four independent trust managers on

May 11, 1999 and May 12, 1998, respectively. The grant-date fair value of these restricted common shares was $10.13 and $15.00 per share, respectively. The associated compensation cost is recognized over the one-year service period.

At December 31, 1999, 524,756 shares were available for grant in the form of restricted common shares or options to purchase common shares.

On February 25, 1999, the Board of Trust Managers approved the payment of dividend equivalents on all vested and unexercised share options excluding those held by the Manager. Dividend equivalents were equal to the dividends paid on the Company's common shares from time to time, excluding those distributions that were characterized as a non-taxable return of capital for tax purposes. During the year ended December 31, 1999, dividend equivalent costs totaled $114,000 and are included in general and administrative expenses in the consolidated statement of income.

As described in Note 6, the Company granted warrants to Prudential Securities Incorporated to purchase 250,002 common shares of beneficial interest at $9.83 per share. The estimated fair value of the warrants, totaling $400,000, was measured at the grant date (May 4, 1999) using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rate of 5.23%; expected life of three years (the warrants have a 7-year term); expected volatility of 35%; and dividend yield of 12%. During the year ended December 31, 1999, $178,000 of warrant costs were amortized to interest expense.

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

10. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, is as follows (in thousands, except per share data):

                                                                                       Period from
                                                                                        February 2,
                                                                                          1998
                                                                      Year Ended         through
                                                                      December 31,      December 31,
                                                                          1999             1998
                                                                     --------------   --------------
               Net income available to common shareholders           $        7,320   $        3,952
                                                                     ==============   ==============
               Weighted average common shares outstanding                    10,000            7,027
                                                                     ==============   ==============

               Basic earnings per common share                       $         0.73   $         0.56
                                                                     ==============   ==============

               Weighted average common shares outstanding                    10,000            7,027
               Effect of dilutive securities:
                   Restricted shares                                             12                4
                   Net effect of assumed exercise of stock options               --               --
                                                                     --------------   --------------
               Adjusted weighted average shares outstanding                  10,012            7,031
                                                                     ==============   ==============

               Diluted earnings per common share                     $         0.73   $         0.56
                                                                     ==============   ==============

During the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, options to purchase 1,460,261 and 1,476,011 common shares, respectively, and warrants to purchase 250,002 and 0 common shares, respectively, were outstanding. The options related to 1,456,261 shares and the warrants for the year ended December 31, 1999 and options related to 1,472,011 shares for the period from May 12, 1998 (inception of operations) through December 31, 1998 were not included in the computation of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company's basic and diluted earnings were $0.39 per common share.

11. DISTRIBUTIONS

The Company has adopted a policy of paying quarterly dividends on its common shares. During the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company declared dividends totaling $15,921,000 (or $1.59 per share) and $7,404,000 (or $0.74 per share), respectively. For federal income tax purposes, $1.42 per share and $0.17 per share were reported to the Company's shareholders as ordinary income and non-taxable return of capital, respectively, for the year ended December 31, 1999. All 1998 dividends were reported as ordinary income (for federal income tax purposes) to the Company's shareholders. Information regarding the declaration and payment of dividends by the Company since its inception of operations is as follows (in thousands, except per share data):

                                                                                                       Dividend per
                             Declaration             Record             Payment          Dividend        Common
                                 Date                 Date               Date               Paid          Share
                            -----------------   -----------------   ----------------    ------------   ------------
 1998
 Period from May 12, 1998
   through June 30, 1998    July 23, 1998       July 31, 1998       August 17, 1998     $      1,001   $       0.10
 Third Quarter              October 22, 1998    October 31, 1998    November 16, 1998          2,401           0.24
 Fourth Quarter             December 15, 1998   December 31, 1998   January 27, 1999           4,002           0.40
                                                                                        ------------   ------------

                                                                                        $      7,404   $       0.74
                                                                                        ============   ============

 1999
 First Quarter              April 22, 1999      April 30, 1999      May 17, 1999        $      3,602   $       0.36
 Second Quarter             July 22, 1999       July 31, 1999       August 16, 1999            3,906           0.39
 Third Quarter              October 21, 1999    October 31, 1999    November 15, 1999          4,006           0.40
 Fourth Quarter             December 15, 1999   December 31, 1999   January 27, 2000           4,407           0.44
                                                                                        ------------   ------------

                                                                                        $     15,921   $       1.59
                                                                                        ============   ============

12. LEASING ACTIVITIES

As of December 31, 1999, the future minimum lease payments to be received by the Company (through a majority-owned partnership) under noncancellable operating leases, which expire on various dates through 2024, are as follows (in thousands):

                       2000 .....................    $    4,957
                       2001 .....................         4,985
                       2002 .....................         5,017
                       2003 .....................         5,024
                       2004 .....................         4,503
                       2005 and thereafter ......        68,915
                                                     ----------

                                                     $   93,401
                                                     ==========

Approximately 84% of the future minimum lease payments disclosed above are due from a regional grocer.

13. RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX BASIS INCOME

A reconciliation of the Company's financial statement net income to its tax basis income for the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 is as follows:

                                                                                                 Period from
                                                                                                 February 2,
                                                                                                   1998
                                                                                 Year Ended        through
                                                                                 December 31,    December 31,
                                                                                    1999            1998
                                                                                 ------------    ------------
           Consolidated financial statement net income .......................   $      7,320    $      3,952

           Difference  attributable to differences in methods of accounting
              for ADC loan arrangements ......................................          3,598           1,713
           Equity in losses (earnings) from unconsolidated subsidiary ........            223             (58)
           Dividends received from unconsolidated subsidiary .................             45              58
           Interest capitalized under SFAS No. 34 ............................           (593)            (57)
           Adjustments for restricted stock and compensatory options .........            223             476
           Provision for loan losses .........................................          3,322           1,368
           Other .............................................................             21              43
                                                                                 ------------    ------------

           Tax basis income ..................................................   $     14,159    $      7,495
                                                                                 ============    ============

For the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company retained a portion of its REIT taxable income in excess of the 95% requirement; as a result, such income was subject to tax at regular corporate rates. These taxes, totaling approximately $20,000, were included in general and administrative expenses in the consolidated statement of income for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair values of financial instruments whether or not such financial instruments are recognizable in the balance sheet. For purposes of the statement, fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. With the exception of real estate, the Company's unconsolidated investments and minority interests, substantially all of the Company's assets and liabilities are considered financial instruments for purposes of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates were derived based upon pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates presented.

With the exception of two floating rate mortgage loans originated during the year ended December 31, 1999, mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures have fixed rates which approximate rates that the Company would quote currently for investments with similar terms and risk characteristics; accordingly, their estimated fair values approximate their net carrying values. However, there is not an active secondary trading market for these types of investments; as a result, the estimates of fair value are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the Company generally intends to hold these financial instruments to maturity and realize their recorded values.

Commercial mortgage-backed securities are carried at estimated fair value based on quoted market prices.

The estimated fair values of cash and cash equivalents, receivables and other assets (including the Company's interest rate caps), accounts payable and other liabilities, amounts due to affiliates and dividends payable approximate their carrying values due to the short-term nature of these financial instruments.

The estimated fair values of the line of credit and repurchase agreement indebtedness approximate their carrying values due to the variable rate nature of these facilities. At December 31, 1999 and 1998, the estimated fair value of the fixed rate non-recourse debt on real estate approximated $30.8 million and $7.5 million, respectively.

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

16. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 such that it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier application is encouraged. The Company has not yet assessed the impact that SFAS No. 133 will have on its financial condition or results of operations.

17. SUBSEQUENT EVENTS

On February 24, 2000, the Company's Board of Trust Managers terminated the dividend equivalents program described in Note 8.

On March 29, 2000, the Company's Board of Trust Managers adopted a Plan of Liquidation and Dissolution. The plan, which requires shareholder approval, provides for the complete liquidation and dissolution of the Company.

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation effective as of April 1, 2000. In addition to its base management fee, the Manager will be entitled to receive reimbursements for its quarterly operating deficits, if any, beginning April 1, 2000. Pursuant to the modifications, the Manager will no longer be entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 (in thousands, except per share data):

                                                          Year Ended December 31, 1999
                                                -------------------------------------------------
                                                  First        Second       Third       Fourth
                                                 Quarter      Quarter      Quarter      Quarter
                                                ----------   ----------   ----------   ----------
Revenues ....................................   $    4,473   $    5,743   $    6,301   $    6,876
Gain associated with repayment of ADC loan
   arrangement ..............................   $      584   $       --   $       --   $       --
Net income (loss) ...........................   $    2,344   $    2,707   $    2,344   $      (75)
Earnings (loss) per common share:
   Basic ....................................   $     0.23   $     0.27   $     0.24   $    (0.01)
   Diluted ..................................   $     0.23   $     0.27   $     0.24   $    (0.01)

                                  Period from February 2, 1998 through December 31, 1998
                                ----------------------------------------------------------
                                Period from
                                February 2,
                                    1998
                                   through         Second         Third         Fourth
                                March 31, 1998     Quarter       Quarter        Quarter
                                --------------  ------------   ------------   ------------
Revenues .....................   $         --   $      1,261   $      2,992   $      4,492
Net income ...................   $         --   $        757   $      1,272   $      1,923
Earnings per common share:
   Basic .....................   $         --   $       0.14   $       0.12   $       0.19
   Diluted ...................   $         --   $       0.14   $       0.12   $       0.19

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through June 30, 1998, the Company's basic and diluted earnings were $0.08 per common share during the second quarter of 1998.

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

                  10.3 Management Agreement, dated as of May 12, 1998, by and between AMRESCO Capital Trust and AMREIT
                              Managers, L.P. (filed as Exhibit 10.3 to the
                              Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which exhibit is incorporated herein by reference).

                  11          Computation of Per Share Earnings.

                  21          Subsidiaries of the Registrant.

                  27          Financial Data Schedule.

                  99.1 Termination Agreement, dated January 4, 2000, between AMRESCO Capital Trust and Impac Commercial
                              Holdings, Inc. (filed as Exhibit 99.1 to the
                              Registrant's Current Report on Form 8-K dated
                              January 4, 2000 and filed with the Commission on January 6, 2000, which exhibit is incorporated herein by reference).