Form 10-K405/A
period 1998-12-31
AMRESCO CAPITAL TRUST
filed 2000-05-03
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
         (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

This Form 10-K/A is being filed to amend and restate Items 1, 7 and 14 in their entirety.

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

o Borrow against or leverage its investments (through its existing credit facilities and any new sources of debt financing which the Company may be able to secure), to the extent consistent with the Company's leverage policies, in order to increase the size of its portfolio and increase potential returns to the Company's shareholders. Currently, the Company intends to maintain a debt to equity ratio of no more than 2.5 to 1, excluding non-recourse debt on real estate. At December 31, 1998, the Company's debt to equity ratio, excluding non-recourse debt on real estate, was 0.3 to 1. Including non-recourse debt on real estate, the Company's debt to equity ratio was 0.4 to 1 at December 31, 1998. The Company has used, and it expects that in the future it will use, repurchase agreements to finance a portion of its CMBS portfolio. These agreements often involve financing with a shorter term than the underlying assets being financed. In addition, repurchase agreements require margin calls if there is a dimunition of asset value due to spread widening or interest rate changes. Both of these risks result in a need for liquidity to either pay down or pay off repurchase agreement financing. The Company would be required to increase its leverage from its line of credit or sell assets in the event that repurchase agreement financing could not be obtained at maturity.

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

To date, the Company's investment activities have been focused in three primary areas: loan investments, CMBS and equity investments in real estate. Each of these investment categories is more fully described below. During the period from May 12, 1998 (inception of operations) through December 31, 1998, revenues derived from each of these categories were as follows (dollars in thousands):

                                      Amount    % of Total
                                      ------    ----------
Loan investments                      $4,834          55%
Investments in CMBS                    1,563          18
Equity investments in real estate        181           2
Other                                  2,167          25
                                      ------      ------

                                      $8,745         100%
                                      ======      ======

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

Loan structures vary as they are usually customized to fit the characteristics and purpose of the loans. Generally, the Company's loans have terms ranging from one to three years. Many of the Company's loans, particularly construction and rehabilitation loans, provide for initial investments followed by subsequent advances as costs are incurred by the borrower. Typically, loans provide for a fixed pay rate and fixed accrual rate of interest and, in some cases, may also provide for profit participation above the contractual accrual rate. The incremental interest earned at the accrual rate is often times not payable by the borrower until maturity of the loan. At December 31, 1998, the Company had 21 loan investments which accrue interest at accrual rates ranging from 10.5% to 16% per annum; four of the 21 loan investments provide the Company with the opportunity for profit participation in excess of the contractual accrual rates. As of December 31, 1998, the Company's loan investments are summarized as follows (dollars in thousands):

 Date of Initial      Scheduled                                                  Collateral
   Investment          Maturity             Location        Property Type         Position
-----------------   --------------        ------------     ---------------      -------------
May 12, 1998        March 31, 2001        Columbus, OH     Mixed Use            Second Lien (a)
May 12, 1998        March 31, 2001        Richardson, TX   Office               Second Lien
June 1, 1998        June 1, 2001          Houston, TX      Office               First Lien
June 12, 1998       June 30, 2000         Pearland, TX     Apartment            First Lien
June 17, 1998       June 30, 2000         San Diego, CA    R&D/Bio-Tech         First Lien
June 19, 1998       June 18, 2000         Houston, TX      Office               First Lien
June 22, 1998       June 19, 2000         Wayland, MA      Office               First Lien
July 1, 1998        July 1, 2001          Dallas, TX       Office               Ptrshp Interests
July 2, 1998        June 30, 2000         Washington, D.C. Office               First Lien
July 10, 1998       July 31, 2000         Pasadena, TX     Apartment            First Lien
September 1, 1998   February 28, 2001     Los Angeles, CA  Mixed Use            First Lien
September 30, 1998  October 30,1999 (b)   Richardson, TX   Office               First Lien
September 30, 1998  May 1, 2001           San Antonio, TX  Residential Lots     First Lien
September 30, 1998  Various               San Antonio, TX  Residential Lots     First Lien
September 30, 1998  July 15, 1999         Galveston, TX    Apartment            First Lien
September 30, 1998  June 8, 1999          Ft. Worth, TX    Apartment            Ptrshp Interests
September 30, 1998  April 18, 1999 (c)    Austin, TX       Office               First Lien
September 30, 1998  June 30, 1999         Dallas, TX       Medical Office       First Lien
September 30, 1998  July 22, 1999         Norwood, MA      Industrial/Office    First Lien
October 1, 1998     April 30, 1999        Richardson, TX   Office               First Lien
December 29, 1998   December 9, 1999 (d)  San Antonio, TX  Residential Lots     First Lien


AMRESCO Commercial Finance, Inc's Economic Interest

                                                                       Amount
                                                                    Outstanding
                                                                         at      Interest   Interest
 Date of Initial                                       Commitment   December 31,    Pay      Accrual
   Investment                                             Amount       1998(g)      Rate       Rate
 ---------------                                       -----------  ------------  --------   -------
May 12, 1998                                             $ 7,000      $ 6,839(e)     15.0%     15.0%
May 12, 1998                                              14,700       10,811        10.0%     12.0%
June 1, 1998                                              11,800       10,034        12.0%     12.0%
June 12, 1998                                             12,827        4,237(f)     10.0%     11.5%
June 17, 1998                                              5,560        3,994(f)     10.0%     13.5%
June 19, 1998                                             24,000        6,682(f)     12.0%     12.0%
June 22, 1998                                             45,000       24,962        10.5%     10.5%
July 1, 1998                                              10,068        6,459(e)     10.0%     15.0%
July 2, 1998                                               7,000        5,489        10.5%     10.5%
July 10, 1998                                              3,350        2,614        10.0%     14.0%
September 1, 1998                                         18,419       17,418        10.0%     12.0%
September 30, 1998                                        13,001       10,277(f)     10.0%     14.0%
September 30, 1998                                         3,266        2,059        16.0%     16.0%
September 30, 1998                                         8,400        1,637        10.0%     14.0%
September 30, 1998                                         3,664        3,664        10.0%     15.0%
September 30, 1998                                         2,650        2,649        10.5%     16.0%
September 30, 1998                                         6,325        6,314        10.0%     16.0%
September 30, 1998                                         3,015        2,364        10.0%     13.0%
September 30, 1998                                         8,765        7,733        10.0%     12.5%
October 1, 1998                                              567          300        9.97%     15.0%
December 29, 1998                                            255          255        16.0%     16.0%
                                                         --------    --------

                                                          209,632     136,791
AMRESCO Commercial Finance, Inc's Economic Interest        (6,552)     (4,857)
                                                         --------    --------

                                                         $203,080    $131,934
                                                         ========    ========


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

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes (see notes [e] and [f] accompanying the table above). As of December 31, 1998, loan investments representing approximately $72,456,000 in aggregate commitments were accounted for as either real estate or joint venture interests; approximately $38,488,000 had been advanced to borrowers under the related agreements. For a discussion of these loan arrangements, see the notes to the audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data". AMRESCO Commercial Finance, Inc.'s economic interest and the loan referred to in note (a) accompanying the table above are more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) and in the notes to the audited consolidated financial statements (Item 8).

At December 31, 1998, the Company's loan investments were geographically dispersed as follows (dollars in millions):

                                                      % of Total
                          Committed    Loan Amount     Committed
                            Amount     Outstanding      Amount
                         -----------   -----------    -----------
Texas                    $       118   $        70             56%
Massachusetts                     54            33             26
California                        24            21             12
Ohio                               7             7              3
Washington, D.C                    7             6              3
                         -----------   -----------    -----------

                         $       210   $       137            100%
                         ===========   ===========    ===========

At December 31, 1998, the Company's loan investments were collateralized by the following product types (dollars in millions):

                                                        % of Total
                           Committed    Loan Amount     Committed
                             Amount     Outstanding       Amount
                          -----------   -----------    -----------
Office                    $       132   $        81             63%
Mixed Use                          26            24             12
Apartment                          23            13             11
Other                              29            19             14
                          -----------   -----------    -----------

                          $       210   $       137            100%
                          ===========   ===========    ===========

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

During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company acquired five commercial mortgage-backed securities at an aggregate purchase price of $34.5 million. At December 31, 1998, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (dollars in thousands):

                                                                     Percentage of
 Security        Aggregate         Aggregate          Aggregate       Total Based
  Rating      Amortized Cost    Unrealized Loss      Fair Value       on Fair Value
 --------     --------------    ---------------      ----------      --------------
    BB-       $        4,233    $          (618)     $    3,615                  13%
    B                 19,489             (2,952)         16,537                  57%
    B-                11,277             (2,675)          8,602                  30%
              --------------    ---------------      ----------      --------------

              $       34,999    $        (6,245)     $   28,754                 100%
              ==============    ===============      ==========      ==============

The Company has recorded an unrealized loss of $230,000, net of tax effects, related to one commercial mortgage-backed security owned by its unconsolidated taxable subsidiary. The unconsolidated taxable subsidiary acquired the security at a purchase price of $3.5 million.

The unrealized loss on securities available for sale had no impact on the Company's taxable income or cash flow during 1998. Investments in CMBS comprised approximately 16.7% of the Company's investment portfolio at December 31, 1998. During the period from its inception of operations through December 31, 1998, the Company's investments in CMBS comprised an average of approximately 8.4% of the Company's investment portfolio. The Company expects to continue to have 15% to 20% of its invested capital (comprising equity and proceeds from its two credit facilities) allocated to CMBS.

As of December 31, 1998, the Company's CMBS holdings and their anticipated maturity date were as follows:

                                                                                  Expected
Class                             Security Name                                 Maturity Date
-----         ------------------------------------------------------            -------------
G             Merrill Lynch Mortgage Investors, Inc. Series 1998-C2                March 2013
H             Merrill Lynch Mortgage Investors, Inc. Series 1998-C2                March 2013
J             Merrill Lynch Mortgage Investors, Inc. Series 1998-C2                March 2014
G2            Morgan Stanley Capital I Series 1997 RR                           November 2022
B-2A          Nomura Depositor Trust Series 1998-ST1A                           February 2003
B-3A          Nomura Depositor Trust Series 1998-ST1A                           February 2003

The B-3A bond is owned by the Company's unconsolidated taxable subsidiary.

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

There are an estimated 25 to 40 significant competitive structured finance lenders competing against the Company. The Company ranks on the lower end on volume and on the upper end on return on assets in this group of lenders. The Company believes it is competitive as a finance company due to its ability and willingness to customize financing structures. The Company may be less competitive at times due to its relatively small capitalization and lack of low cost capital.

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

                                     PART II


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

                                                                                                            Dividend per
                                Declaration             Record               Payment           Dividend       Common
                                   Date                  Date                 Date               Paid          Share
                             -----------------     ----------------     ----------------       --------     ------------
Period from May 12, 1998
 through June 30, 1998       July 23, 1998         July 31, 1998        August 17, 1998        $  1,001     $       0.10
Third Quarter                October 22, 1998      October 31, 1998     November 16, 1998         2,401             0.24
Fourth Quarter               December 15, 1998     December 31, 1998    January 27, 1999          4,002             0.40
                                                                                               --------     ------------

                                                                                               $  7,404     $       0.74
                                                                                               ========     ============

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

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 (or 5% of the Company's outstanding loan portfolio) was over 30 days past due as of December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the property is encumbered by a $17 million first lien mortgage. To date, all interest payments have been made in accordance with the terms of the first lien mortgage. During the period from May 12, 1998 through December 31, 1998, this loan investment generated financial statement and tax basis revenues of $345,000 and $621,000, respectively. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998, which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. Should the Company incur an actual loss on this investment, tax basis income would be adversely affected. Management does not currently believe that this investment, when ultimately resolved, will have a material impact on the Company's financial position or results of operations.

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

                                                      Percentage of
Security     Aggregate               Aggregate         Total Based
Rating     Amortized Cost            Fair Value       on Fair Value
--------   --------------            ----------       -------------
BB-           $ 4,233                 $ 3,615                 13%
B              19,489                  16,537                 57%
B-             11,277                   8,602                 30%
              -------                 -------            -------

              $34,999                 $28,754                100%
              =======                 =======            =======

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

The Company believes that the funds available under its two credit facilities, without modification, will be sufficient to meet the Company's liquidity and committed capital requirements in 1999. However, in order to fund growth beyond its existing commitments, the Company will need to modify its existing Line of Credit and/or raise additional funds for operations through future public or private equity and debt offerings and/or by leveraging its investments through additional secured and unsecured financings and other borrowing arrangements. In the absence of more flexible credit terms or additional sources of financing, the Company will be limited from making any significant commitments to new loan and/or equity transactions until existing loan investments are repaid by borrowers. As a result, financial statement net income and tax basis income will temporarily be adversely affected until repayment proceeds can be redeployed in real estate related assets.

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

Despite the uncertainties in the public debt and equity markets, management believes that there are other potential sources of capital available to entities like the Company, including banks and other financial institutions which lend to entities that originate commercial mortgage loans and/or acquire CMBS. Management is actively exploring the availability of capital from these other sources and the costs associated therewith. However, there can be no assurances that such capital will become available at a reasonable cost.

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

As is the case with most other companies, the actions the Company, the Manager and AMRESCO, INC. can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, AMRESCO, INC. is in the process of communicating with those companies that have significant business relationships with AMRESCO, INC., the Manager or the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which AMRESCO, INC., the Manager or the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, AMRESCO, INC. has sent written requests seeking written representations and other independent confirmations of Year 2000 readiness from all of the third parties with whom AMRESCO, INC., the Manager or the Company have contracts regarding the material business- critical operations of the Company. By December 31, 1998, written responses had been received from approximately 20% (by number) of these third parties stating that they had achieved, or that, by September 30, 1999, they expected to achieve Year 2000 readiness. In addition to contacting these third parties, where there are direct interfaces between the systems of AMRESCO, INC. and the systems of these third parties in the first group, AMRESCO, INC. plans to conduct testing in the second quarter of 1999 in conformance with the Guidelines of the Federal Financial Institutions Examination Council. Based on responses received, particularly that of AMRESCO, INC., and testing done through the date of this report, it is not currently anticipated that AMRESCO, INC., the Manager or the Company will be materially affected by any third party Year 2000 readiness issues in connection with the operations of the Manager or the Company.

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

          10.3 Management Agreement, dated as of May 12, 1998, by and between AMRESCO Capital Trust and AMREIT Managers, L.P., which exhibit is incorporated herein by reference.

          11        Computation of Per Share Earnings. (Previously filed)

          21        Subsidiaries of the Registrant. (Previously filed)

          24        Power of Attorney (included on the signature page hereto)

          27        Financial Data Schedule. (Previously filed)


     (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

          (i) Form 8-K dated September 30, 1998 and filed with the Commission on October 15, 1998, reporting (a) under Item 2 of such form, the acquisition from an affiliate of the Registrant of (i) a package of loans for a purchase price of approximately $11,313,916 and
               (ii) another package of loans for a purchase price of approximately $22,978,251 and (b) under Item 5 of such form, the origination of four other loans. No financial statements were required to be included in this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMRESCO CAPITAL TRUST

                           By: /s/ Thomas R. Lewis II
                           --------------------------
                               Thomas R. Lewis II
   Senior Vice President, Chief Financial and Accounting Officer & Controller

Date:    April 25, 2000

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert L. Adair III and Jonathan S. Pettee, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him, and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Amendment to Annual Report on Form 10K under the Securities Exchange Act of 1934, as amended, and any or all future amendments, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                                     Signature
         ----                                     ---------
    April 25, 2000                     /s/ Robert L. Adair III
                                      -----------------------------------
                                             Robert L. Adair III
                                   Chairman of the Board of Trust Managers
                                         and Chief Executive Officer
                                        (Principal Executive Officer)


    April 25, 2000                     /s/ Thomas R. Lewis II
                                      -----------------------------------
                                              Thomas R. Lewis II
                                    Senior Vice President, Chief Financial
                                     And Accounting Officer & Controller
                                 (Principal Financial and Accounting Officer)


    April 25, 2000                     /s/ John C. Deterding
                                      -----------------------------------
                                              John C. Deterding
                                           Independent Trust Manager


    April 25, 2000
                                      -----------------------------------
                                               Bruce W. Duncan
                                           Independent Trust Manager


    April 25, 2000
                                      -----------------------------------
                                          Christopher B. Leinberger
                                          Independent Trust Manager


    April 25, 2000                     /s/ James C. Leslie
                                      -----------------------------------
                                               James C. Leslie
                                           Independent Trust Manager


    April 25, 2000                     /s/ Robert H. Lutz, Jr.
                                      -----------------------------------
                                             Robert H. Lutz, Jr.
                                                Trust Manager