Form 10-Q
period 2000-03-31
AMRESCO CAPITAL TRUST
filed 2000-05-15
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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


                         Yes   X       No
                            -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,015,111 shares of common stock, $.01 par value per share, as of May 1, 2000.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                                   Page No.
                                                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 .......................................          3

   Consolidated Statements of Income - For the Three Months Ended March 31, 2000 and 1999 ...................          4

   Consolidated Statement of Changes in Shareholders' Equity - For the Three Months Ended March 31, 2000 ....          5

   Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2000 and 1999 ...............          6

   Notes to Consolidated Financial Statements ...............................................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............         12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........................................         22

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...................................................................         22

SIGNATURE ...................................................................................................         23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMRESCO CAPITAL TRUST
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                March 31,
                                                                                                   2000          December 31,
                                                                                                (unaudited)         1999
                                                                                                ----------       ----------
ASSETS
     Mortgage loans held for investment, net .............................................      $   97,135       $   96,032
     Acquisition, development and construction loan arrangements accounted for as real
       estate or investments in joint ventures ...........................................          39,788           44,097
                                                                                                ----------       ----------
     Total loan investments ..............................................................         136,923          140,129

     Allowance for loan losses ...........................................................          (5,978)          (4,190)
                                                                                                ----------       ----------

     Total loan investments, net of allowance for losses .................................         130,945          135,939

     Commercial mortgage-backed securities - available for sale (at fair value) ..........          21,319           24,569
     Real estate, net of accumulated depreciation of $1,171 and $866, respectively .......          50,412           50,376
     Investments in unconsolidated partnerships and subsidiary ...........................           8,078           11,765
     Receivables and other assets ........................................................           3,218            3,991
     Cash and cash equivalents ...........................................................           4,569            4,604
                                                                                                ----------       ----------
            TOTAL ASSETS .................................................................      $  218,541       $  231,244
                                                                                                ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Accounts payable and other liabilities ...............................................      $    1,427       $    2,697
    Amounts due to affiliates ............................................................             532              566
    Repurchase agreement .................................................................           9,798            9,856
    Line of credit .......................................................................          51,900           60,641
    Non-recourse debt on real estate .....................................................          34,600           34,600
    Dividends payable ....................................................................              --            4,407
                                                                                                ----------       ----------
            TOTAL LIABILITIES ............................................................          98,257          112,767
                                                                                                ----------       ----------
    Minority interests ...................................................................             300              526
                                                                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares issued ......              --               --
    Series A junior participating preferred stock, $.01 par value, 350,000 shares
     authorized, no shares issued ........................................................              --               --
    Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111
     shares issued and outstanding .......................................................             100              100
    Additional paid-in capital ...........................................................         140,998          140,998
    Unearned stock compensation ..........................................................            (205)            (282)
    Accumulated other comprehensive income (loss) ........................................         (10,093)         (10,812)
    Distributions in excess of accumulated earnings ......................................         (10,816)         (12,053)
                                                                                                ----------       ----------

            TOTAL SHAREHOLDERS' EQUITY ...................................................         119,984          117,951
                                                                                                ----------       ----------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................      $  218,541       $  231,244
                                                                                                ==========       ==========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                 ---------------------------
                                                                                    2000             1999
                                                                                 ----------       ----------
REVENUES:
    Interest income on mortgage loans .....................................      $    3,002       $    3,057
    Income from commercial mortgage-backed securities .....................             851              914
    Operating income from real estate .....................................           2,309              346
    Equity in earnings (losses) of unconsolidated subsidiary, partnerships
       and other real estate venture ......................................            (382)              70
    Interest income from short-term investments ...........................              60               86
                                                                                 ----------       ----------
        TOTAL REVENUES ....................................................           5,840            4,473
                                                                                 ----------       ----------
EXPENSES:
    Interest expense ......................................................           1,968              589
    Management fees .......................................................             561              588
    General and administrative ............................................             226              523
    Depreciation ..........................................................             560               86
    Participating interest in mortgage loans ..............................              --              185
    Provision for loan losses .............................................           1,788              742
                                                                                 ----------       ----------
        TOTAL EXPENSES ....................................................           5,103            2,713
                                                                                 ----------       ----------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS .......................             737            1,760

     Loss on sale of commercial mortgage-backed security ..................            (130)              --
     Gains associated with repayment of ADC loan arrangements .............             637              584
                                                                                 ----------       ----------

INCOME BEFORE MINORITY INTERESTS ..........................................           1,244            2,344

     Minority interests ...................................................               7               --
                                                                                 ----------       ----------

NET INCOME ................................................................      $    1,237       $    2,344
                                                                                 ==========       ==========
EARNINGS PER COMMON SHARE:
      Basic ...............................................................      $     0.12       $     0.23
                                                                                 ==========       ==========
      Diluted .............................................................      $     0.12       $     0.23
                                                                                 ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
      Basic ...............................................................          10,000           10,000
                                                                                 ==========       ==========
      Diluted .............................................................          10,025           10,007
                                                                                 ==========       ==========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                           Common Stock
                                          $.01 Par Value                                Accumulated    Distributions in
                                        ------------------  Additional    Unearned         Other          Excess of
                                         Number of           Paid-in       Stock       Comprehensive     Accumulated
                                          Shares    Amount   Capital    Compensation   Income (Loss)       Earnings
                                        ----------  ------  ----------  ------------   -------------   ----------------
Balance, beginning of period .........  10,015,111  $  100   $140,998    $      (282)  $     (10,812)  $        (12,053)

Total nonowner changes in equity:

    Net income .......................                                                                            1,237

    Unrealized gains on securities
     available for sale:

    Unrealized holding gains .........                                                           449

    Reclassification adjustment for
     losses included in net income ...                                                           270

Comprehensive income .................

Amortization of unearned trust manager
  compensation .......................                                            23

Amortization of compensatory options..                                            54
                                        ----------  ------   --------    -----------   -------------   ----------------
Balance, end of period ...............  10,015,111  $  100   $140,998    $     (205)   $     (10,093)  $        (10,816)
                                        ==========  ======   ========    ===========   =============   ================

                                            Total
                                          Nonowner       Total
                                           Changes   Shareholders'
                                          in Equity      Equity
                                          ---------  -------------
Balance, beginning of period .........               $     117,951

Total nonowner changes in equity:

    Net income .......................    $   1,237          1,237

    Unrealized gains on securities
     available for sale:

    Unrealized holding gains .........          449            449

    Reclassification adjustment for
     losses included in net income ...          270            270
                                          ----------
Comprehensive income .................    $   1,956
                                          ==========
Amortization of unearned trust manager
  compensation .......................                          23

Amortization of compensatory options..                          54
                                                     -------------
Balance, end of period ...............               $     119,984
                                                     =============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                            Three Months
                                                                                                               Ended
                                                                                                              March 31,
                                                                                                     ---------------------------
                                                                                                        2000             1999
                                                                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................................................      $    1,237       $    2,344
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses ............................................................           1,788              742
         Depreciation .........................................................................             560               86
         Gains associated with repayment of ADC loan arrangements .............................            (637)            (584)
         Loss on sale of commercial mortgage-backed security ..................................             130               --
         Amortization of prepaid assets .......................................................              59               59
         Discount amortization on commercial mortgage-backed securities .......................             (96)             (76)
         Amortization of compensatory stock options and unearned trust manager compensation....              77              190
         Amortization of loan commitment fees .................................................            (190)            (138)
         Receipt of loan commitment fees ......................................................              --               34
         Decrease (increase) in receivables and other assets ..................................             714             (374)
         Decrease in interest receivable related to commercial mortgage-backed securities .....              23               82
         Increase (decrease) in accounts payable and other liabilities ........................          (1,270)              60
         Decrease in minority interests .......................................................             (26)              --
         Increase (decrease) in amounts due to affiliates .....................................             (34)             234
         Equity in losses (earnings) of unconsolidated subsidiary, partnerships and
               other real estate venture ......................................................             382              (70)
         Distributions from unconsolidated subsidiary and partnership .........................              14               79
                                                                                                     ----------       ----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES .................................           2,731            2,668
                                                                                                     ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in mortgage loans ............................................................          (2,340)          (8,276)
     Investments in ADC loan arrangements .....................................................            (531)          (8,899)
     Sale of mortgage loan to affiliate .......................................................              --            4,585
     Principal collected on mortgage loans ....................................................           1,427            1,260
     Principal and interest collected on ADC loan arrangements ................................           5,023           11,513
     Proceeds from sale of commercial mortgage-backed security ................................           3,784               --
     Investments in real estate ...............................................................            (341)              --
     Investments in unconsolidated partnerships and subsidiary ................................             (82)          (2,104)
     Distributions from unconsolidated subsidiary and partnerships ............................           3,500               --
                                                                                                     ----------       ----------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................          10,440           (1,921)
                                                                                                     ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings under repurchase agreement .......................................             (58)              --
     Repayment of borrowings under line of credit .............................................          (8,741)              --
     Proceeds from financing provided by affiliate ............................................              --              312
     Dividends paid to common shareholders ....................................................          (4,407)          (4,002)
                                                                                                     ----------       ----------
                    NET CASH USED IN FINANCING ACTIVITIES .....................................         (13,206)          (3,690)
                                                                                                     ----------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................................             (35)          (2,943)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................           4,604            9,789
                                                                                                     ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................      $    4,569       $    6,846
                                                                                                     ==========       ==========
SUPPLEMENTAL INFORMATION:
     Interest paid, net of amount capitalized .................................................      $    1,753       $      588
                                                                                                     ==========       ==========
     Income taxes paid ........................................................................      $       --       $       25
                                                                                                     ==========       ==========
     Minority interest distributions associated with ADC loan arrangements ....................      $      200       $    2,111
                                                                                                     ==========       ==========
     Receivables transferred in satisfaction of amounts due to affiliate ......................      $       --       $      280
                                                                                                     ==========       ==========
     Amounts due to affiliate discharged in connection with sale of mortgage loan .............      $       --       $    1,729
                                                                                                     ==========       ==========

See notes to consolidated financial statements

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998, as amended, and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. For its services during the period from May 12, 1998 (the Company's inception of operations) through March 31, 2000, the Manager has been entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager has been entitled to receive incentive compensation for each fiscal quarter in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeds a certain threshold. In addition to the fees described above, the Manager has also been entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company. The base management fee, reimbursable expenses and incentive fee, if any, are payable quarterly in arrears. During the three months ended March 31, 2000, base management fees and reimbursable expenses charged to the Company totaled $513,000 and $20,000, respectively. During the three months ended March 31, 1999, base management fees and reimbursable expenses charged to the Company totaled $447,000 and $34,000, respectively. Since its inception, no incentive fees have been charged to the Company. On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation effective as of April 1, 2000. In addition to its base management fee, the Manager will be entitled to receive reimbursements for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements will be equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Pursuant to the First Amendment to Management Agreement, the Manager will no longer be entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share. During the three months ended March 31, 2000 and 1999, management fees included compensatory option charges totaling $48,000 and $141,000, respectively.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned partnership. The Company accounts for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reports its share of income or loss based on its ownership interest. The Company uses the equity method of accounting due to the non-voting nature of its ownership interest and because the Company is entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. As of March 31, 2000, the Company owned non-controlling interests in two partnerships; the Company accounts for these investments using the equity method of accounting and thus reports its share of income or loss based on its ownership interests. The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K.

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

3. LOAN INVESTMENTS

As of March 31, 2000, the Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                                  Interest  Interest
Date of Initial      Scheduled                                            Collateral     Commitment      Amount      Pay     Accrual
 Investment           Maturity           Location       Property Type      Position        Amount     Outstanding    Rate      Rate
---------------     -------------      --------------   -------------     ----------     ----------   ----------- --------  --------
May 12, 1998        March 31, 2001     Richardson, TX   Office            Second Lien    $  14,700     $  14,058     10.0%     12.0%
June 1, 1998        June 1, 2001       Houston, TX      Office            First Lien        11,800        11,305     12.0%     12.0%
June 22, 1998       June 19, 2000      Wayland, MA      Office            First Lien        45,000        39,681     10.5%     10.5%
July 2, 1998        June 30, 2000      Washington, D.C. Office            First Lien         7,000         6,571     10.5%     10.5%
July 10, 1998       July 31, 2000      Pasadena, TX     Apartment         First Lien         3,350         2,993     10.0%     14.0%
September 30, 1998  February 23, 2001  Sunnyvale, TX    Residential Lots  First Lien         8,400         2,183     10.0%     14.0%
May 18, 1999        May 19, 2001       Irvine, CA       Office            First Lien        15,260        13,371     10.0%     12.0%
July 29, 1999       July 28, 2001      Lexington, MA    R&D/Bio-Tech      First Lien         5,213         2,955     10.9%     13.9%
August 19, 1999     August 15, 2001    San Diego, CA    Medical Office    First Lien         5,745         4,533     10.9%     10.9%
                                                                                           -------      --------
Mortgage loans held for investment                                                         116,468        97,650
                                                                                           -------      --------
June 12, 1998       June 30, 2000      Pearland, TX     Apartment         First Lien        12,827        12,291     10.0%     11.5%
June 19, 1998       June 18, 2000      Houston, TX      Office            First Lien        24,000        22,235     12.0%     12.0%
July 1, 1998        July 1, 2001       Dallas, TX       Office            Ptrshp Interests  10,068         8,504     10.0%     15.0%
                                                                                            ------       -------

ADC loan arrangements                                                                       46,895        43,030
                                                                                           -------      --------


Total loan investments                                                                   $ 163,363      $140,680
                                                                                         =========      ========


At March 31, 2000, amounts outstanding under acquisition/rehabilitation loans, construction loans, acquisition loans and land development loans totaled $50,162,000, $48,584,000, $39,751,000 and $2,183,000, respectively.

Three of the 12 loan investments provide the Company with the opportunity for profit participation in excess of the contractual interest accrual rates. The loan investments are classified as follows (in thousands):

                                                            Loan Amount       Balance Sheet
                                                           Outstanding at       Amount at
                                                           March 31, 2000     March 31, 2000
                                                           --------------     --------------
Mortgage loans held for investment, net ...............      $     97,650       $     97,135

Real estate, net ......................................            34,526             32,560
Investment in real estate venture .....................             8,504              7,228
                                                             ------------       ------------
     Total ADC loan arrangements ......................            43,030             39,788
                                                             ------------       ------------

Total loan investments ................................      $    140,680            136,923
                                                             ============

Allowance for loan losses ....................................................        (5,978)
                                                                                ------------

Total loan investments, net of allowance for losses ..........................  $    130,945
                                                                                ============

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at March 31, 2000 (in thousands):

Land ............................   $  3,743
Buildings and improvements ......     29,354
                                    --------
     Total ......................     33,097
Less: Accumulated depreciation ..       (537)
                                    --------
                                     $ 32,560
                                    ========

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures for the three months ended March 31, 2000 is as follows (in thousands):

                                    Mortgage        ADC Loan
                                      Loans       Arrangements        Total
                                  ------------    ------------    ------------
Balance, beginning of period ..   $     96,737    $     46,907    $    143,644

Investments in loans ..........          2,340             881           3,221
Collections of principal ......         (1,427)         (4,758)         (6,185)
                                  ------------    ------------    ------------

Balance, end of period ........   $     97,650    $     43,030    $    140,680
                                  ============    ============    ============

During the three months ended March 31, 2000, the activity in the allowance for loan losses was as follows (in thousands):

Balance, beginning of period ......   $4,190
Provision for losses ..............    1,788
Charge-offs .......................       --
Recoveries ........................       --
                                      ------

Balance, end of period ............   $5,978
                                      ======

As of March 31, 2000, the Company had outstanding commitments to fund approximately $22,683,000 under 12 loans. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

4. COMMERCIAL MORTGAGE-BACKED SECURITIES

As of March 31, 2000, the Company held four commercial mortgage-backed securities which were acquired at an aggregate purchase price of $30,574,000. The Company's CMBS available for sale are carried at estimated fair value. At March 31, 2000, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (in thousands):

                    Aggregate    Aggregate    Aggregate     Aggregate
  Security          Amortized   Unrealized   Unrealized       Fair
  Rating              Cost        Gains        Losses        Value
-----------        ----------   ----------   ----------    ----------
   BB-             $    4,282   $       --   $   (1,026)   $    3,256
   B                   15,777           --       (4,576)       11,201
   B-                  11,353           --       (4,491)        6,862
                   ----------   ----------   ----------    ----------
                   $   31,412   $       --   $  (10,093)   $   21,319
                   ==========   ==========   ==========    ==========

During the three months ended March 31, 2000, the Company sold one of its CMBS holdings (the "B-2A" security). Additionally, during this same period, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                 Total                          Gross
              Disposition      Amortized      Realized
  Security      Proceeds         Cost           Loss
------------  ------------   ------------   ------------
   B-2A       $      3,784   $      3,914   $       (130)

   B-3A       $      3,341   $      3,481   $       (140)

In computing the gross realized loss for each security, the amortized cost was determined using a specific identification method. The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate venture.

5. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three months ended March 31, 2000 and 1999 is as follows (in thousands, except per share data):

                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Net income available to common shareholders .........  $  1,237   $  2,344
                                                       ========   ========
Weighted average common shares outstanding ..........    10,000     10,000
                                                       ========   ========

Basic earnings per common share .....................  $   0.12   $   0.23
                                                       ========   ========

Weighted average common shares outstanding ..........    10,000     10,000
Effect of dilutive securities:
   Restricted shares ................................        15          6
   Net effect of assumed exercise of warrants .......         9         --
   Net effect of assumed exercise of stock options...         1          1
                                                       --------   --------
Adjusted weighted average shares outstanding ........    10,025     10,007
                                                       ========   ========

Diluted earnings per common share ...................  $   0.12   $   0.23
                                                       ========   ========

At March 31, 2000 and 1999, options to purchase 1,415,261 and 1,478,011 common shares, respectively, and warrants to purchase 250,002 and 0 common shares, respectively, were outstanding. For the three months ended March 31, 2000 and 1999, options related to 1,411,261 and 1,472,011 shares, respectively, were not included in the computations of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

6. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income during the three months ended March 31, 2000 and 1999, was as follows (in thousands):

                                                                Three Months Ended
                                                                   March 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income ................................................   $  1,237   $  2,344
Unrealized gains (losses) on securities available for sale:
   Unrealized holding gains (losses) ......................        449       (903)
   Reclassification adjustment for
      losses included in net income .......................        270         --
                                                              --------   --------

Comprehensive income ......................................   $  1,956   $  1,441
                                                              ========   ========

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

9. SUBSEQUENT EVENTS

On April 3, 2000, the Company sold its 49% limited partner interest in a suburban office building for $1,800,000. In connection with this sale, the Company realized a gain of approximately $660,000.

On April 25, 2000, the Company declared a dividend of $0.34 per share; the dividend is payable on May 15, 2000 to shareholders of record on May 4, 2000.

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

The Company intends to sell its non-core assets, including its CMBS holdings and its equity investments in real estate. These transactions, should they occur, are expected to contribute significantly to volatility in the Company's future financial statement net income and tax basis income. Also, the Board of Trust Managers has approved a Plan of Liquidation and Dissolution (the "Plan") which provides for the complete liquidation of the Company. The liquidation and dissolution of the Company requires the affirmative vote of holders of at least two-thirds of the Company's outstanding common shares. The Company plans to submit this matter to its shareholders at its Annual Meeting which is expected to be held during the third quarter of 2000. If the Plan receives shareholder approval at the Annual Meeting, the Company will adopt liquidation basis accounting immediately thereafter. Under liquidation basis accounting, the Company's assets would be adjusted to their net realizable values and the Company's liabilities would be adjusted to their expected settlement amounts.

To date, the Company has sold one of its CMBS investments and its 49% limited partner interest in a suburban office building. These transactions were completed in January 2000 and April 2000, respectively. Additionally, in March 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS investment. In mid April, the Company entered into a non-binding letter agreement for the sale of its majority ownership interest in five grocery-anchored shopping centers. Finally, the Company has identified a potential buyer for its minority ownership interest in a partnership that owns CMBS.

A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. Initially, proceeds from loan repayments and the asset sales described above will be used to repay the Company's existing credit facilities. During the three months ended March 31, 2000, the Company reduced the outstanding borrowings under these facilities by $8.8 million, from $70.5 million to $61.7 million. After these credit facilities have been fully repaid and assuming that the Plan has received shareholder approval, liquidating distributions will then be made to the Company's shareholders as, and when, additional loans are repaid and assets are sold, provided that the Board of Trust Managers believes that adequate reserves are available for the payment of the Company's liabilities and expenses. Given the short duration of the Company's loans and the quality of most of its assets, the Company believes that the liquidation process will be completed within 18 to 24 months from the date that shareholders approve the liquidation, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in "Item
1. Financial Statements".

Under generally accepted accounting principles, net income for the three months ended March 31, 2000 was $1,237,000, or $0.12 per common share. The Company's sources of revenue for the three months ended March 31, 2000, totaling $5,840,000, are set forth below.

o $4,000,000 from loan investments. As some of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statement of income for the three months ended March 31, 2000 as follows: interest income on mortgage loans of $3,002,000; operating income from real estate of $998,000; and equity in earnings of other real estate venture of $0.

o    $851,000 from investments in CMBS.

o $1,311,000 of operating income from real estate owned by the Company (through a majority-owned partnership).

o $382,000 of equity in losses from its unconsolidated subsidiary, partnerships and other real estate venture, including the Company's share of the loss realized in connection with the sale of the subsidiary's CMBS investment.

o    $60,000 of interest income from short-term investments.

Additionally, the Company realized a gain of $637,000 during the three months ended March 31, 2000 in connection with the repayment of an ADC loan arrangement. The gain was comprised principally of the incremental interest income earned on the loan investment, the recapture of previously recorded depreciation and the recognition (in earnings) of the loan commitment fee which had been received by the Company at the time the loan was originated.

The Company incurred expenses of $5,103,000 during the three months ended March 31, 2000. These expenses are set forth below.

o $561,000 of management fees, including $513,000 of base management fees payable to the Manager pursuant to the Management Agreement and $48,000 of expense associated with compensatory options granted to the Manager. No incentive fees were incurred during the period.

o $226,000 of general and administrative costs, including $75,000 for professional services, $59,000 for directors and officers' insurance, $20,000 of reimbursable costs pursuant to the Management Agreement, $6,000 related to compensatory options granted to certain members of the AMRESCO Group, $4,000 of fees paid to the Company's Independent Trust Managers for their participation at special meetings of the Board of Trust Managers, $23,000 related to restricted stock awards to the Company's Independent Trust Managers and $12,000 of travel costs. These categories do not represent all general and administrative expenses.

o $1,968,000 of interest expense associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o $560,000 of depreciation expense, including $305,000 related to five grocery-anchored shopping centers and $255,000 related to loan investments accounted for as real estate.

o    $1,788,000 of provision for loan losses.

Additionally, the Company realized a loss of $130,000 during the three months ended March 31, 2000 in connection with the sale of one of its CMBS holdings.

During the three months ended March 31, 2000, minority interest in a subsidiary partnership's net income totaled $7,000.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company's revenues increased by $1,367,000 (or 31%), from $4,473,000 to $5,840,000, due primarily to an increase in operating income from real estate. The increase in operating income from real estate, totaling $1,963,000, was attributable to the following:

     o acquisitions of real estate that occurred on April 30, 1999 and August 25, 1999; and

     o the properties underlying two of the Company's ADC loan arrangements accounted for as real estate were substantially completed on July 1, 1999 and October 1, 1999, respectively, and began producing operating income thereafter.

The higher revenues described above were offset by declines in interest income on mortgage loans of $55,000, income from commercial mortgage-backed securities of $63,000, equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture of $452,000, and interest income from short-term investments of $26,000. Interest income on mortgage loans declined as a result of the fact that the Company had lower average outstanding balances during the current period as compared to the prior period. The decline in income from commercial mortgage-backed securities (from the prior period) was attributable to the sale (in January 2000) of one of the Company's CMBS holdings. Equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture declined as a result of the sale of the subsidiary's CMBS investment in March 2000 (at a loss) and less favorable operating results from the partnership that the Company assumed control of in February 1999.

The Company's aggregate expenses increased by $2,390,000 (or 88%), from $2,713,000 to $5,103,000. The changes in the component expenses were as follows (in thousands):

                                            Increase/
                                           (Decrease)
                                           ----------
Interest expense .......................   $    1,379
Management fees ........................          (27)
General and administrative .............         (297)
Depreciation ...........................          474
Participating interest in mortgage loans         (185)
Provision for loan losses ..............        1,046
                                           ----------

   Total net increase in expenses ......   $    2,390
                                           ==========

Interest expense increased primarily as a result of higher average debt balances under the Company's two credit facilities (the average debt outstanding under these facilities was approximately $26.8 million higher during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999), higher interest rates related to these facilities (at March 31, 2000 and 1999, the Company's weighted average borrowing rate under these facilities was 7.15% and 5.98%, respectively), and $27.1 million of additional non-recourse debt on real estate (these fixed rate borrowings were incurred in connection with the acquisitions of real estate described above). The Company's base management fees increased by $66,000, from $447,000 to $513,000 as a result of the Company's larger average asset base upon which the fee is calculated (during the three months ended March 31, 2000 and 1999, the average book value of the Company's assets approximated $225 million and $188 million, respectively), while compensatory option charges (included in management fees) declined by $93,000, from $141,000 to $48,000, as a result of a decrease in the value of the options.

The reduction in general and administrative expenses was due primarily to the fact that the Company incurred $200,000 of resolution costs in connection with a non-performing loan during the three months ended March 31, 1999. No such costs were incurred by the Company during the three months ended March 31, 2000. The increase in depreciation expense was attributable to the real estate acquisitions and ADC loan arrangements described above. The Company incurred no participating interest in mortgage loans during the three months ended March 31, 2000 as the financing arrangement giving rise to such costs was fully extinguished on November 1, 1999. The increase in the Company's provision for loan losses was attributable to one investment, an ADC loan arrangement, that was initially deemed to be impaired as of December 31, 1999. As discussed below under the sub-heading "Loan Investments", this loan was deemed to be further impaired as of March 31, 2000.

For the reasons cited above, income before gains (losses) and minority interests decreased by $1,023,000 (or 58%), from $1,760,000 to $737,000. Net income decreased by $1,107,000 (or 47%), from $2,344,000 to $1,237,000. In addition to the factors cited above, dissimilar gains from repayments of ADC loan arrangements (in 1999 and 2000) and a loss from the sale of CMBS (in 2000) contributed to the net income variance from period to period.

Distributions

The Company's policy is to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends have been paid quarterly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements, stock-based compensation awards and the Company's investment in its taxable subsidiary and the nondeductibility, for tax purposes, of the Company's loan loss reserve (for a discussion of ADC loan arrangements, see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999). As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. On April 25, 2000, the Company declared its first quarter dividend; the dividend, totaling $0.34 per share, is payable on May 15, 2000 to shareholders of record on May 4, 2000. For federal income tax purposes, this dividend should be treated as ordinary income to the Company's shareholders.

Loan Investments

During the three months ended March 31, 2000, one of the Company's loans (an "ADC loan arrangement") was fully repaid. The proceeds from the repayment totaled $5.1 million, including accrued interest of approximately $350,000. Principal collections on the Company's other loan investments totaled $1.43 million during the three months ended March 31, 2000. During the three months ended March 31, 2000, the Company advanced a total of $3.22 million under its loan commitments. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

Based upon the amounts outstanding under these facilities, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.7% and a weighted average interest accrual rate of 11.5% as of March 31, 2000. These weighted average interest rates exclude the loan which was deemed to be impaired as of December 31, 1999 (see note [c] accompanying the table below). Three of the 12 loans provide the Company with the opportunity for profit participation above the contractual accrual rate; one of these three loans was deemed to be impaired as of December 31, 1999 (see note [c] accompanying the table below). As of March 31, 2000, the Company's loan investments are summarized as follows (dollars in thousands):

  Date of Initial       Scheduled                                           Collateral       Commitment       Amount
    Investment          Maturity           Location       Property Type     Position           Amount       Outstanding
------------------  -----------------  ----------------  ----------------  -----------       ----------     -----------
May 12, 1998        March 31, 2001     Richardson, TX    Office            Second Lien       $   14,700     $    14,058
June 1, 1998        June 1, 2001       Houston, TX       Office            First Lien            11,800          11,305
June 22, 1998       June 19, 2000      Wayland, MA       Office            First Lien            45,000          39,681
July 2, 1998        June 30, 2000      Washington, D.C.  Office            First Lien             7,000           6,571
July 10, 1998       July 31, 2000      Pasadena, TX      Apartment         First Lien             3,350           2,993
September 30, 1998  February 23, 2001  Sunnyvale, TX     Residential Lots  First Lien             8,400           2,183(a)
May 18, 1999        May 19, 2001       Irvine, CA        Office            First Lien            15,260          13,371
July 29, 1999       July 28, 2001      Lexington, MA     R&D/Bio-Tech      First Lien             5,213           2,955
August 19, 1999     August 15, 2001    San Diego, CA     Medical Office    First Lien             5,745           4,533
                                                                                             ----------     -----------
Mortgage loans held for investment                                                              116,468          97,650
                                                                                             ----------     -----------
June 12, 1998       June 30, 2000      Pearland, TX      Apartment         First Lien            12,827          12,291(b)
June 19, 1998       June 18, 2000      Houston, TX       Office            First Lien            24,000          22,235(b)
July 1, 1998        July 1, 2001       Dallas, TX        Office            Ptrshp Interests      10,068           8,504(c)
                                                                                             ----------     -----------
ADC loan arrangements                                                                            46,895          43,030
                                                                                             ----------     -----------
Total loan investments                                                                       $  163,363(d)  $   140,680(d)
                                                                                             ==========     ===========

                    Interest   Interest
  Date of Initial     Pay      Accrual
    Investment        Rate       Rate
------------------  --------   --------
May 12, 1998            10.0%      12.0%
June 1, 1998            12.0%      12.0%
June 22, 1998           10.5%      10.5%
July 2, 1998            10.5%      10.5%
July 10, 1998           10.0%      14.0%
September 30, 1998      10.0%      14.0%
May 18, 1999            10.0%      12.0%
July 29, 1999           10.9%      13.9%
August 19, 1999         10.9%      10.9%

Mortgage loans held for investment

June 12, 1998           10.0%      11.5%
June 19, 1998           12.0%      12.0%
July 1, 1998            10.0%      15.0%

ADC loan arrangements

Total loan investments

(a)  Loan was fully repaid on April 20, 2000.

(b)  Accounted for as real estate for financial reporting purposes.

(c) Accounted for as investment in joint venture for financial reporting purposes. Loan was deemed to be impaired as of December 31, 1999.

(d) Amounts exclude the loan which was reclassified to investment in unconsolidated subsidiary during the three months ended March 31, 1999.

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes. For a discussion of these loan arrangements, see the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Pursuant to the terms of the underlying loan agreements, extension options are available to many of the Company's borrowers provided that such borrowers are not in violation of any of the conditions established in the loan agreements. Generally, the loans provide for an extension fee to be paid to the Company at the time the extension option is exercised by the borrower. Typically, extension fees range from 0.5% to 1% of the loan commitment amount, depending upon the length of the extension option. The following table summarizes the extension options currently available to the Company's borrowers under the terms of their respective loan agreements (dollars in thousands):

                                      Amount           Extension
                                  Outstanding at        Options
  Scheduled        Commitment        March 31,         Available
  Maturity           Amount            2000           to Borrower
-------------    --------------   --------------   -------------------
June 19, 2000    $       45,000   $       39,681   One 1-Year Option

June 30, 2000             7,000            6,571   Two 6-Month Options

June 30, 2000            12,827           12,291   Two 6-Month Options

July 31, 2000             3,350            2,993   Two 6-Month Options

March 31, 2001           14,700           14,058   Two 1-Year Options

May 19, 2001             15,260           13,371   One 6-Month Option

July 28, 2001             5,213            2,955   One 6-Month Option
                 --------------   --------------
                 $      103,350   $       91,920
                 ==============   ==============

Additionally, the Company has approved an extension (to September 30, 2000) of its $24 million Houston office loan. As of March 31, 2000, $22.235 million was outstanding under this facility. Under the terms of the proposed extension, the borrower will be entitled to an additional 30-day extension (to October 30, 2000) if the property is under contract to be sold to a third party purchaser and certain other conditions are met.

A mezzanine loan with an outstanding balance of $8,504,000 and a recorded investment of $7,228,000 was impaired as of December 31, 1999. The allowance for loan losses related to this investment, which is secured by partnership interests in the borrower, totaled $5,978,000 at March 31, 2000. In addition to the Company's mortgage, the property is encumbered by a $45.5 million first lien mortgage provided by an unaffiliated third party, of which $44 million is currently outstanding. The first lien mortgage, which matures on June 30, 2001, requires interest only payments through June 30, 2000. From July 1, 2000 through maturity, the first lien mortgage also requires monthly principal reductions of approximately $42,000. Through March 2000, all interest payments were made in accordance with the terms of the first lien mortgage and the Company's loan. On February 15, 2000, the Company entered into a Conditional Agreement with the borrower. Under the terms of the Conditional Agreement, which is subject to approval by the first lien lender, the Company agreed to accept $3,000,000 in complete satisfaction of all amounts owed to it by the borrower provided that such payment was received by the Company on or before May 15, 2000. On May 10, 2000, the borrower notified the Company that it would be unable to make the $3,000,000 payment called for under the terms of the Conditional Agreement by May 15, 2000. At this time, the borrower also informed the Company that it would not make the April 2000 interest payment to the first lien lender before the grace period for such payment expired. Concurrently, the Company served a default notice to the borrower for its failure to pay interest due under the terms of the mezzanine loan. If these monetary events of default are not cured in a timely manner, the Company and the first lien lender can pursue their respective remedies under the terms of the loan agreements. If the mezzanine loan is not cured or an acceptable discounted payoff is not received, the Company could assume control of the borrower (a partnership) through foreclosure of the partnership interests. As a result of these recent events, the Company recorded an additional loan loss provision of $1,788,000 during the three months ended March 31, 2000. The allowance for loan losses related to this investment, totaling $5,978,000, represents management's estimate (at the date of this report) of the amount of the expected loss which could result upon a disposition of this loan.

On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of a borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the 909,000 square foot mixed-use property is encumbered by a $17 million first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 1, 2001, requires interest only payments throughout its term. On March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan; however, it did not give notice of an intention to accelerate the balance of the first lien loan at that time. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intends to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would continue to have an interest in the project as an equity owner. On March 16, 2000, the first lien lender gave notice to the partnership of its intention to accelerate the first lien loan in the event that certain alleged non-monetary events of default were not cured. In addition to the alleged default described above, the first lien lender asserted that the borrower permitted a transfer of a beneficial interest in the partnership in violation of the loan agreement and that it has failed to perform certain obligations under the Intercreditor Agreement. The notice also specified that, as a result of the alleged defaults, interest has accrued at the default rate from the date of the earliest event of default. To date, all interest payments at the stated rate have been made in accordance with the terms of the first lien mortgage. Recently, management and the first lien lender agreed in principle on the terms of a settlement of the claims described above, although such terms are not binding on either party. Under the terms of the negotiated settlement, the borrower will pay $250,000 of default interest to the first lien lender. Additionally, the borrower has agreed to reimburse the first lien lender for its legal fees and other costs incurred in connection with the negotiation and closing of the settlement. These fees and other costs are expected to total approximately $100,000. Following the payment of these amounts, all of the alleged defaults under the first lien mortgage would be cured. Furthermore, the first lien lender has now indicated a willingness to permit the to-be-formed investment partnership to assume the first lien mortgage, although it is under no obligation to do so as part of the agreed-upon settlement. To this end, the first lien lender is currently reviewing the credit worthiness of the prospective investor and its rehabilitation plan for the project. While management currently expects to finalize the settlement with the first lien lender in late May 2000, there can be no assurances that such a settlement will be consummated or that it will be consummated under the terms described above. Currently, the Company expects to close the proposed transaction with the prospective investor late in the second quarter or early in the third quarter of 2000, although there can be no assurances that this transaction will be consummated. The prospective investor is also negotiating with other lenders in an effort to secure take-out financing for the first lien mortgage; however, there can be no assurances that such financing will be obtained. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. If the first lien lender issues can be satisfactorily resolved and the proposed transaction with the prospective investor is consummated, the Company currently believes that it will fully recover its original investment, although there can be no assurances that this will be the case. Aside from the $500,000 charge-off described above, no additional impairment losses have been recognized on this investment.

At March 31, 2000, the Company's commercial mortgage loan commitments were geographically dispersed as follows (dollars in thousands):

                                                   Percentage
                                                    of Total
                     Committed     Loan Amount      Committed
                      Amount       Outstanding       Amount
                   ------------   ------------    ------------
Texas              $     85,145   $     73,569              52%
Massachusetts            50,213         42,636              31
California               21,005         17,904              13
Washington, D.C           7,000          6,571               4
                   ------------   ------------    ------------
                   $    163,363   $    140,680             100%
                   ============   ============    ============

At March 31, 2000, the Company's loan investments were collateralized by the following product types (dollars in thousands):

                                                 Percentage
                                                  of Total
                   Committed     Loan Amount      Committed
                    Amount       Outstanding       Amount
                 ------------   ------------    ------------
Office           $    127,828   $    115,725              78%
Multifamily            16,177         15,284              10
Residential             8,400          2,183               5
Medical Office          5,745          4,533               4
R&D/Bio-Tech            5,213          2,955               3
                 ------------   ------------    ------------
                 $    163,363   $    140,680             100%
                 ============   ============    ============

At March 31, 2000, the Company's loan investments were collateralized by the following loan types (dollars in thousands):

                                                                Percentage
                                                                 of Total
                                  Committed     Loan Amount      Committed
                                   Amount       Outstanding       Amount
                                ------------   ------------    ------------
Acquisition/Rehabilitation      $     59,308   $     50,162              36%
Construction                          51,527         48,584              32
Acquisition                           44,128         39,751              27
Single-Family Lot Development          8,400          2,183               5
                                ------------   ------------    ------------
                                $    163,363   $    140,680             100%
                                ============   ============    ============

The three properties underlying the Company's construction loans were substantially completed during 1999. As of March 31, 2000, these properties were 95%, 86% and 63% leased, respectively.

Eighty-five percent of the portfolio is comprised of first lien loans while the balance of the portfolio (15%) is secured by second liens and/or partnership interests. The percentages reflected above exclude the loan that was reclassified to investment in unconsolidated subsidiary during the first quarter of 1999.

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

Commercial Mortgage-backed Securities

During the three months ended March 31, 2000, the Company sold one of its CMBS holdings (the "B-2A" security). Additionally, during this same period, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                           Total                                                          Gross
                                        Disposition                     Amortized                        Realized
          Security                       Proceeds                         Cost                             Loss
----------------------------   -----------------------------  -----------------------------   -------------------------------
            B-2A                          $3,784                         $3,914                           $(130)

            B-3A                          $3,341                         $3,481                           $(140)

The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate venture.

As of March 31, 2000, the Company held four commercial mortgage-backed securities which were acquired at an aggregate purchase price of $30.6 million. Due to insignificant changes in comparable-term U.S. Treasury rates and the spreads over such U.S. Treasury rates during the first quarter, the value of these holdings increased by $254,000 during the three months ended March 31, 2000; accordingly, the Company recorded an unrealized gain of $254,000 on its CMBS portfolio at March 31, 2000. As these securities are classified as available for sale, the unrealized gain was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. During the three months ended March 31, 2000, the changes in accumulated other comprehensive income (loss) were as follows:

Balance, beginning of period ................ $(10,812)

Unrealized gains associated with
   securities sold during the period ........      195

Unrealized gains associated
   with retained securities .................      254

Reclassification adjustment for
   realized losses included in net income....      270
                                              --------
Balance, end of period ...................... $(10,093)
                                              ========

As of March 31, 2000, the Company's direct CMBS investments are summarized as follows (dollars in thousands):

                          Aggregate               Aggregate                Aggregate             Percentage of
    Security              Amortized              Unrealized                  Fair               Total Based on
     Rating                 Cost                   Losses                   Value                 Fair Value
----------------    --------------------  ------------------------   ---------------------  ----------------------
      BB-           $              4,282  $                 (1,026)  $               3,256                      15%
      B                           15,777                    (4,576)                 11,201                      53%
      B-                          11,353                    (4,491)                  6,862                      32%
                    --------------------  ------------------------   ---------------------  ----------------------
                    $             31,412  $                (10,093)  $              21,319                     100%
                    ====================  ========================   =====================  ======================

While management believes that the fundamental value of the real estate mortgages underlying its bonds has been largely unaffected to date, the combination of increasing spreads and comparable-term U.S. Treasury rates during 1998 and 1999 have caused the current fair value of these securities to decline. In the absence of dramatic declines in spreads and/or comparable-term U.S. Treasury rates in the near term, management expects to realize losses in connection with the planned sales of these securities, should they occur. If realized, these losses would adversely impact the Company's earnings and tax basis income.

The Company holds a 5% interest in a partnership that owns several classes of subordinated CMBS. The partnership's majority partner (or an affiliate thereof) has verbally agreed to acquire the Company's 5% ownership interest at its current fair value, or approximately $0.3 million. The proposed sales price approximates the current carrying value of this investment. Currently, the Company expects to close this sale on or about June 30, 2000, although there can be no assurances that such sale will be consummated or that it will be consummated on terms favorable to the Company.

Equity Investments in Real Estate

On April 3, 2000, the Company sold its 49% limited partner interest in a suburban office building for $1.8 million. The gain associated with this transaction, totaling approximately $660,000, will be recorded in the second quarter of 2000.

On April 17, 2000, the Company entered into a non-binding letter agreement pursuant to which it agreed to sell its 99.5% interest in five grocery-anchored shopping centers in the Dallas/Fort Worth area for $18.327 million. Currently, the Company expects to close this sale in June 2000, although there can be no assurances that such sale will be consummated or that it will be consummated on terms favorable to the Company. To date, the Company has contributed a total of $18.2 million of capital to the title-holding partnerships. No additional capital contributions are expected to be made to the partnerships prior to the anticipated sale.

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

The Company's principal demands for liquidity are cash for operations, including funds which are required to satisfy its obligations under existing loan commitments, interest expense associated with its indebtedness, debt repayments and distributions to its shareholders. In the near term, the Company's principal sources of liquidity are the funds available to it under its Line of Credit and Repurchase Agreement.

At March 31, 2000, amounts outstanding under the Line of Credit and Repurchase Agreement totaled $51,900,000 and $9,798,000, respectively. During the three months ended March 31, 2000, the Company reduced the outstanding borrowings under these facilities by $8,741,000 and $58,000, respectively. At March 31, 2000, the weighted average interest rates under the Line of Credit and Repurchase Agreement were 7.17% and 7.06%, respectively. During the three months ended March 31, 2000, there were no amounts due from the counterparty under the terms of the Company's interest rate cap agreement as one-month LIBOR did not exceed 6.25% during the period.

The Company expects that proceeds generated from loan repayments and sales of its non-core assets, including CMBS and equity investments in real estate, will be sufficient to fully repay its two credit facilities on or before their scheduled maturity dates. The Repurchase Agreement is scheduled to mature on June 30, 2000 while the Line of Credit matures on November 3, 2000. Beyond the maturity date of the Line of Credit, the Company believes that its cash flow from operations and the proceeds from loan repayments and sales of its non-core assets will be sufficient to meet the Company's liquidity and capital requirements. In the event that anticipated loan repayments and asset sales are delayed, the Company believes that its lenders would be willing to consider extensions of the respective maturity dates. However, there can be no assurances that the Company would be able to obtain these extensions or that such extensions would be available to the Company at a reasonable cost. If the Company's lenders were unwilling to extend the maturity dates of its credit facilities or they were unwilling to grant extensions on acceptable terms, then the Company would endeavor, if necessary, to obtain replacement financing from other sources, including banks and other financial institutions which lend to entities that have assets similar to those held by the Company. While management believes that it could obtain replacement financing, there can be no assurances that such financing would be available or that it would be available at a reasonable cost.

REIT STATUS

Management believes that the Company is operated in a manner that will enable it to continue to qualify as a REIT for federal income tax purposes. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders, although AMREIT II, Inc., its "non-qualified REIT subsidiary", may be subject to tax at the corporate level. Qualification for treatment as a REIT requires the Company to meet specified criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed.

YEAR 2000 ISSUE

All of the Company's information technology infrastructure is provided by the Manager, and the Manager's systems are supplied by AMRESCO, INC. To date, AMRESCO, INC. has not experienced any material difficulties with respect to its internal business-critical systems used in connection with the operations of the Manager or the Company, nor does it anticipate any material difficulties in the future. Additionally, the Company has not experienced any adverse effects or had any material difficulties relating to the Year 2000 issue as a result of any failures or interruptions in the business or operations of any borrower or other third party having a material contract with the Company. Under the terms of the Company's Management Agreement, as amended, all of the costs associated with addressing the Company's Year 2000 issue are to be borne by the Manager. As a result, the Company did not incur, nor would it expect to incur, any expenditures in connection with modifications associated with the Year 2000 issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to various financial instruments which are subject to market risk. These instruments include mortgage loan investments, investments in commercial mortgage-backed securities ("CMBS") and certain of the Company's borrowing facilities. The Company is also a party to an interest rate cap agreement which it entered into in order to mitigate the market risk exposure associated with its credit facilities. The Company's financial instruments involve, to varying degrees, elements of interest rate risk. Additionally, the Company's investment portfolio, which is comprised of both financial instruments (mortgage loans and CMBS) and equity investments in real estate, is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to affiliates which, due to their short-term nature, are not subject to market risk. For a discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The market risk exposures described therein have not materially changed since December 31, 1999; accordingly, no additional discussion or analysis is provided in this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Exhibit Index

                  Exhibit No.

                  10.1 First Amendment to Management Agreement dated as of April 1, 2000, by and between AMRESCO Capital Trust and AMREIT Managers, L.P.

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

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  (i) Form 8-K dated January 4, 2000 and filed with the Commission on January 6, 2000, reporting the announcement that AMRESCO Capital Trust and Impac Commercial Holdings, Inc. had entered into a Termination Agreement, under Item 5 of such form.

                  (ii) Form 8-K dated March 29, 2000 and filed with the Commission on March 30, 2000, reporting the announcement that the Board of Trust Managers of AMRESCO Capital Trust had approved a Plan of Liquidation and Dissolution, under Item 5 of such form.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMRESCO CAPITAL TRUST
                                       Registrant


Date: May 15, 2000                  By: /s/ Thomas R. Lewis II
                                       -------------------------
                                    Thomas R. Lewis II
                                    Senior Vice President, Chief Financial
                                    and Accounting Officer & Controller
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
10.1                       First Amendment to Management Agreement dated as of
                           April 1, 2000, by and between AMRESCO Capital Trust
                           and AMREIT Managers, L.P.

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