Form 10-K405/A
period 1999-12-31
AMRESCO CAPITAL TRUST
filed 2000-06-08
CIK 1054337

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

This Form 10-K/A is being filed to amend and restate Items 6 and 7 in their entirety.

                                     PART II

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

                                                                                                  Period from
                                                                                                February 2, 1998
                                                                               Year Ended            through
(In thousands, except per share and ratio data)                             December 31, 1999   December 31, 1998
                                                                           ------------------  --------------------
Revenues .............................................................          $ 23,393             $  8,745
Net income ...........................................................          $  7,320             $  3,952
Earnings per common share:
   Basic .............................................................          $   0.73             $   0.56
   Diluted ...........................................................          $   0.73             $   0.56
Dividends declared per common share ..................................          $   1.59             $   0.74
Total assets .........................................................          $231,244             $190,926
Total debt ...........................................................          $105,097             $ 46,838
Long-term debt .......................................................          $ 34,600             $ 46,838
Total shareholders' equity ...........................................          $117,951             $130,266
Debt to equity ratio .................................................          0.9 to 1             0.4.to 1
Debt to equity ratio (excluding non-recourse debt on real estate) ....          0.6 to 1             0.3 to 1

The Company believes that the following additional financial data is also meaningful to users of its financial reports. Although the Company was initially capitalized on February 2, 1998 (with $1,000), it did not commence operations until its initial public offering was completed on May 12, 1998. As a result, the Company had no earnings prior to the commencement of its operations. Accordingly, the 1998 data set forth below reflects operations and earnings per common share for the period from May 12, 1998 (inception of operations) through December 31, 1998.

                                                             Period from
                                                             May 12, 1998
                                                                through
         (In thousands, except per share data)            December 31, 1998
                                                          -------------------
         Revenues......................................         $8,745
         Net income....................................         $3,952
         Earnings per common share:
             Basic.....................................         $ 0.39
             Diluted ..................................         $ 0.39

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

The Company's expenses increased by $11,838,000, or 247%, from $4,793,000 to $16,631,000, due primarily to increases in borrowing costs (including participating interest in mortgage loans), base management fees, depreciation expense and the Company's provision for loan losses. Additionally, the Company's 1999 expenses included $1,737,000 of costs associated with an abandoned merger. These costs included financial advisors' fees, legal and accounting fees, filing fees and expenses associated with printing preliminary proxy materials. The Company and the prospective merger partner each bore one-half of the related filing fees and printing costs. The Company was not required to pay or reimburse any of the expenses incurred by the prospective merger partner nor was it required to pay any type of break-up or termination fee to such party.

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

                                                                                   DIVIDEND PER                           RETURN
                            DECLARATION           RECORD            PAYMENT          DIVIDEND      COMMON     ORDINARY      OF
                                DATE               DATE               DATE             PAID        SHARE       INCOME     CAPITAL
                          -----------------  -----------------  -----------------  ------------  -----------  ---------  ----------
1998
Period from May 12, 1998
  through June 30, 1998   July 23, 1998      July 31, 1998      August 17, 1998       $ 1,001          $0.10  $  0.1000     $  -
Third Quarter             October 22, 1998   October 31, 1998   November 16, 1998       2,401           0.24     0.2400        -
Fourth Quarter            December 15, 1998  December 31, 1998  January 27, 1999        4,002           0.40     0.4000        -
                                                                                      -------    -----------  ---------  ----------
                                                                                      $ 7,404          $0.74  $  0.7400     $  -
                                                                                      =======    ===========  =========  ==========

1999
First Quarter             April 22, 1999     April 30, 1999     May 17, 1999          $ 3,602          $0.36  $  0.3268     $0.0332
Second Quarter            July 22, 1999      July 31, 1999      August 16, 1999         3,906           0.39     0.3466      0.0434
Third Quarter             October 21, 1999   October 31, 1999   November 15, 1999       4,006           0.40     0.3555      0.0445
Fourth Quarter            December 15, 1999  December 31, 1999  January 27, 2000        4,407           0.44     0.3911      0.0489
                                                                                      -------    -----------  ---------  ----------
                                                                                      $15,921          $1.59  $  1.4200     $0.1700
                                                                                      =======    ===========  =========  ==========

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

Based upon the amounts outstanding under these facilities, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.7% and a weighted average interest accrual rate of 11.8% as of December 31, 1999. At December 31, 1999, three of the 13 loans provided the Company with the opportunity for profit participation above the contractual accrual rate. For a tabular summary of the Company's loan investments as of December 31, 1999 and 1998, reference is made to Note 3 to the audited consolidated financial statements included in Item 8 of this report.

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

                                        Aggregate      Aggregate      Aggregate    Percentage of
                          Security      Amortized     Unrealized        Fair      Total Based on
                           Rating          Cost          Losses         Value       Fair Value
                        ------------- -------------- -------------- ------------  --------------
                             BB-          $ 4,271      $ (1,140)        $ 3,131          13%
                             B             19,664        (4,854)         14,810          60%
                             B-            11,319        (4,691)          6,628          27%
                                      -----------    ----------     -----------   ---------

                                          $35,254      $(10,685)        $24,569         100%
                                      ===========    ==========     ===========   =========

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

Date:    May 31, 2000

                                POWER OF ATTORNEY

         KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert L. Adair III and Jonathan
S. Pettee, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him, and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Amendment to Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, and any or all future amendments, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date                                     Signature
         ----                                     ---------
     May 31, 2000                        /s/ Robert L. Adair III
                                      -----------------------------------
                                             Robert L. Adair III
                                   Chairman of the Board of Trust Managers
                                         and Chief Executive Officer
                                        (Principal Executive Officer)

     May 31, 2000                        /s/ Thomas R. Lewis II
                                      -----------------------------------
                                              Thomas R. Lewis II
                                    Senior Vice President, Chief Financial
                                     and Accounting Officer & Controller
                                 (Principal Financial and Accounting Officer)

     May 31, 2000                        /s/ John C. Deterding
                                      -----------------------------------
                                              John C. Deterding
                                           Independent Trust Manager

     May 31, 2000                        /s/ Bruce W. Duncan
                                      -----------------------------------
                                               Bruce W. Duncan
                                           Independent Trust Manager

     May 31, 2000                        /s/ Christopher B. Leinberger
                                      -----------------------------------
                                          Christopher B. Leinberger
                                           Independent Trust Manager

     May 31, 2000                        /s/ James C. Leslie
                                      -----------------------------------
                                               James C. Leslie
                                           Independent Trust Manager

     May 31, 2000                        /s/ Robert H. Lutz, Jr.
                                      -----------------------------------
                                             Robert H. Lutz, Jr.
                                                Trust Manager