Form 10-Q
period 2000-06-30
AMRESCO CAPITAL TRUST
filed 2000-08-14
CIK 1054337

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


 10,015,111 shares of common stock, $.01 par value per share, as of August 1, 2000.

                             AMRESCO CAPITAL TRUST

                                     INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 ...............................   3

   Consolidated Statements of Income - For the Three and Six Months Ended June 30, 2000 and 1999 ...   4

   Consolidated Statement of Changes in Shareholders' Equity - For the Six Months Ended
     June 30, 2000 .................................................................................   5

   Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2000 and 1999 .........   6

   Notes to Consolidated Financial Statements ......................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................  25

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..........................................................  25

SIGNATURE ..........................................................................................  26

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             AMRESCO CAPITAL TRUST
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          June 30,
                                                                                            2000        December 31,
                                                                                         (unaudited)        1999
                                                                                        -------------   -------------
ASSETS

   Mortgage loans held for investment, net ...........................................  $      97,449   $      96,032

   Acquisition, development and construction loan arrangements accounted for as real
      estate or investments in joint ventures ........................................         39,417          44,097
                                                                                        -------------   -------------
   Total loan investments ............................................................        136,866         140,129

   Allowance for loan losses .........................................................         (5,978)         (4,190)
                                                                                        -------------   -------------
   Total loan investments, net of allowance for losses ...............................        130,888         135,939

   Commercial mortgage-backed securities - available for sale (at fair value) ........         20,500          24,569
   Real estate, net of accumulated depreciation of $0 and $866, respectively .........             --          50,376
   Investments in unconsolidated partnerships and subsidiary .........................          6,342          11,765
   Receivables and other assets ......................................................          2,776           3,991
   Cash and cash equivalents .........................................................          3,892           4,604
                                                                                        -------------   -------------
      TOTAL ASSETS ...................................................................  $     164,398   $     231,244
                                                                                        =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and other liabilities .............................................  $       1,062   $       2,697
  Amounts due to manager .............................................................            485             566
  Repurchase agreement ...............................................................             --           9,856
  Line of credit .....................................................................         42,600          60,641
  Non-recourse debt on real estate ...................................................             --          34,600
  Dividends payable ..................................................................             --           4,407
                                                                                        -------------   -------------

      TOTAL LIABILITIES ..............................................................         44,147         112,767
                                                                                        -------------   -------------

  Minority interests .................................................................            300             526
                                                                                        -------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares issued ....             --              --
  Series A junior participating preferred stock, $.01 par value, 350,000 shares
      authorized, no shares issued ...................................................             --              --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111 shares
      issued and outstanding .........................................................            100             100
  Additional paid-in capital .........................................................        140,481         140,998
  Unearned stock compensation ........................................................            (19)           (282)
  Accumulated other comprehensive income (loss) ......................................        (11,092)        (10,812)
  Distributions in excess of accumulated earnings ....................................         (9,519)        (12,053)
                                                                                        -------------   -------------

      TOTAL SHAREHOLDERS' EQUITY .....................................................        119,951         117,951
                                                                                        -------------   -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................  $     164,398   $     231,244
                                                                                        =============   =============

See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                   ---------------------------  ---------------------------
                                                                        2000          1999          2000           1999
                                                                   ------------   ------------  ------------   ------------
REVENUES:
  Interest income on mortgage loans .............................  $      3,005   $      3,878  $      6,007   $      6,935
  Income from commercial mortgage-backed securities .............           848            934         1,699          1,848
  Operating income from real estate .............................         2,049            831         4,358          1,177
  Equity in earnings (losses) of unconsolidated subsidiary,
    partnerships and other real estate venture...................          (481)            64          (863)           134
  Interest income from short-term investments ...................            79             36           139            122
                                                                   ------------   ------------  ------------   ------------
    TOTAL REVENUES ..............................................         5,500          5,743        11,340         10,216
                                                                   ------------   ------------  ------------   ------------

EXPENSES:
  Interest expense ..............................................         1,705          1,069         3,673          1,658
  Management fees ...............................................           176            415           737          1,003
  General and administrative ....................................           616            259           842            782
  Depreciation ..................................................           415            211           975            297
  Participating interest in mortgage loans ......................            --            644            --            829
  Provision for loan losses .....................................            --            438         1,788          1,180
                                                                   ------------   ------------  ------------   ------------
    TOTAL EXPENSES ..............................................         2,912          3,036         8,015          5,749
                                                                   ------------   ------------  ------------   ------------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS .............         2,588          2,707         3,325          4,467

   Loss on sale of commercial mortgage-backed security ..........            --             --          (130)            --
   Gain associated with repayment of ADC loan arrangements ......            --             --           637            584
   Gain on sale of real estate ..................................         1,485             --         1,485             --
   Gain on sale of unconsolidated partnership investments .......           674             --           674             --
                                                                   ------------   ------------  ------------   ------------

INCOME BEFORE MINORITY INTERESTS ................................         4,747          2,707         5,991          5,051

   Minority interests ...........................................            45             --            52             --
                                                                   ------------   ------------  ------------   ------------

NET INCOME ......................................................  $      4,702   $      2,707  $      5,939   $      5,051
                                                                   ============   ============  ============   ============

EARNINGS PER COMMON SHARE:
   Basic ........................................................  $       0.47   $       0.27  $       0.59   $       0.50
                                                                   ============   ============  ============   ============
   Diluted ......................................................  $       0.47   $       0.27  $       0.59   $       0.50
                                                                   ============   ============  ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ........................................................        10,000         10,000        10,000         10,000
                                                                   ============   ============  ============   ============
   Diluted ......................................................        10,026         10,012        10,023         10,009
                                                                   ============   ============  ============   ============

See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                     Common Stock
                                                    $.01 Par Value
                                            -----------------------------       Additional      Unearned
                                              Number of                          Paid-in          Stock
                                               Shares          Amount            Capital       Compensation
                                            ------------     ------------     ------------     ------------
Balance, beginning of period ...........      10,015,111     $        100     $    140,998     $       (282)

Decrease in fair value of compensatory
    options ............................                                             (517)              517

Total nonowner changes in equity:

     Net income ........................

     Unrealized losses on securities
       available for sale:

      Unrealized holding losses ........

      Reclassification adjustment for
        losses included in net income...

Comprehensive income ...................

Amortization of unearned trust manager
 compensation ..........................                                                                 34

Amortization of compensatory options ...                                                               (288)

Dividends declared ($0.34 per
  common share) ........................
                                            ------------     ------------     ------------     ------------
Balance, end of period .................      10,015,111     $        100     $    140,481     $        (19)
                                            ============     ============     ============     ============


                                            Accumulated     Distributions       Total
                                               Other         in Excess of      Nonowner         Total
                                            Comprehensive    Accumulated        Changes       Shareholders'
                                            Income (Loss)      Earnings        in Equity         Equity
                                            ------------     ------------     ------------    ------------
Balance, beginning of period ...........    $    (10,812)    $    (12,053)                    $    117,951

Decrease in fair value of compensatory
    options ............................

Total nonowner changes in equity:

     Net income ........................                            5,939     $      5,939          5,939

     Unrealized losses on securities
       available for sale:

      Unrealized holding losses ........            (550)                             (550)          (550)

      Reclassification adjustment for
        losses included in net income...             270                               270            270
                                                                              ------------
Comprehensive income ...................                                      $      5,659
                                                                              ============
Amortization of unearned trust manager
 compensation ..........................                                                               34

Amortization of compensatory options ...                                                             (288)

Dividends declared ($0.34 per
  common share) ........................                           (3,405)                         (3,405)
                                            ------------     ------------                     ------------
Balance, end of period .................    $    (11,092)    $     (9,519)                   $    119,951
                                            ============     ============                     ============


See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                     ---------------------------
                                                                                                        2000            1999
                                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................................    $     5,939     $     5,051
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .................................................................          1,788           1,180
      Depreciation ..............................................................................            975             297
      Gain associated with repayment of ADC loan arrangements ...................................           (637)           (584)
      Loss on sale of commercial mortgage-backed security .......................................            130              --
      Gain on sale of unconsolidated partnership investments ....................................           (674)             --
      Gain on sale of real estate ...............................................................         (1,485)             --
      Amortization of prepaid assets ............................................................            117             117
      Discount amortization on commercial mortgage-backed securities ............................           (196)           (170)
      Amortization of compensatory stock options and unearned trust manager compensation ........           (254)             70
      Amortization of loan commitment and extension fees ........................................           (375)           (324)
      Receipt of loan commitment and extension fees .............................................            450             186
      Increase in receivables and other assets ..................................................           (282)         (1,191)
      Decrease (increase) in interest receivable related to commercial mortgage-backed securities            (57)              4
      Increase (decrease) in accounts payable and other liabilities .............................         (1,079)          1,162
      Decrease in minority interests ............................................................            (26)             --
      Increase (decrease) in amounts due to manager and affiliates ..............................            (81)            984
      Equity in losses (earnings) of unconsolidated subsidiary, partnerships and
            other real estate venture ...........................................................            863            (134)
      Distributions from unconsolidated subsidiary, partnership and other real estate venture ...             23             201
                                                                                                     -----------     -----------

           NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................          5,139           6,849
                                                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ................................................................         (5,138)        (31,778)
   Investments in ADC loan arrangements .........................................................           (638)        (15,191)
   Sale of mortgage loan to affiliate ...........................................................             --           4,585
   Principal collected on mortgage loans ........................................................          3,646           8,072
   Principal and interest collected on ADC loan arrangements ....................................          5,279          11,513
   Proceeds from sale of real estate, net of cash on hand .......................................         17,938              --
   Proceeds from sale of unconsolidated partnership investments .................................          2,126              --
   Proceeds from sale of commercial mortgage-backed security ....................................          3,784              --
   Investments in real estate ...................................................................           (350)        (30,191)
   Investments in unconsolidated partnerships and subsidiary ....................................           (282)         (2,334)
   Distributions from unconsolidated subsidiary and partnerships ................................          3,493              --
                                                                                                     -----------     -----------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................................         29,858         (55,324)
                                                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under line of credit ................................................             --          20,000
   Proceeds from borrowings under repurchase agreement ..........................................             --          11,795
   Repayment of borrowings under repurchase agreement ...........................................         (9,856)         (1,402)
   Repayment of borrowings under line of credit .................................................        (18,041)             --
   Proceeds from financing provided by affiliate ................................................             --             725
   Proceeds from non-recourse debt on real estate ...............................................             --          19,498
   Deferred financing costs associated with line of credit ......................................             --            (120)
   Deferred financing costs associated with non-recourse debt on real estate ....................             --            (436)
   Dividends paid to common shareholders ........................................................         (7,812)         (7,604)
                                                                                                     -----------     -----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................................        (35,709)         42,456
                                                                                                     -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................................           (712)         (6,019)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................................          4,604           9,789
                                                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................................    $     3,892     $     3,770
                                                                                                     ===========     ===========

SUPPLEMENTAL INFORMATION:
   Interest paid, net of amount capitalized .....................................................    $     3,520     $     1,369
                                                                                                     ===========     ===========
   Income taxes paid ............................................................................    $        --     $        25
                                                                                                     ===========     ===========
   Minority interest distributions associated with ADC loan arrangements ........................    $       200     $     2,111
                                                                                                     ===========     ===========
   Debt and other liabilities assumed by buyer in connection with sale of real estate ...........    $    35,156     $        --
                                                                                                     ===========     ===========
   Receivables and other assets transferred to buyer in connection with sale of real estate .....    $     1,380     $        --
                                                                                                     ===========     ===========
   Receivables transferred in satisfaction of amounts due to affiliate ..........................    $        --     $       280
                                                                                                     ===========     ===========
   Amounts due to affiliate discharged in connection with sale of mortgage loan .................    $        --     $     1,729
                                                                                                     ===========     ===========
   Issuance of warrants in connection with line of credit .......................................    $        --     $       400
                                                                                                     ===========     ===========

See notes to consolidated financial statements.

                             AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998, as amended, and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group"). For its services during the period from May 12, 1998 (the Company's inception of operations) through March 31, 2000, the Manager was entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager was entitled to receive incentive compensation for each fiscal quarter in an amount equal to 25% of the dollar amount by which Funds From Operations (as defined by the National Association of Real Estate Investment Trusts), as adjusted, exceeded a certain threshold. In addition to the fees described above, the Manager was also entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company. On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation effective as of April 1, 2000. In addition to its base management fee, the Manager is entitled to receive reimbursements for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Pursuant to the First Amendment to Management Agreement, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. During the three and six months ended June 30, 2000, base management fees charged to the Company totaled $485,000 and $998,000, respectively. Reimbursable expenses charged to the Company during these periods totaled $0 and $20,000, respectively. No operating deficit reimbursements were charged to the Company during the three months ended June 30, 2000. During the three and six months ended June 30, 1999, base management fees charged to the Company totaled $511,000 and $958,000, respectively; reimbursable expenses charged to the Company during these periods totaled $70,000 and $104,000, respectively. During the period from its inception through March 31, 2000, no incentive fees were charged to the Company. The base management fee and reimbursements, if any, are payable quarterly in arrears. Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share. During the three and six months ended June 30, 2000, management fees included compensatory option charges (credits) totaling $(309,000) and $(261,000), respectively. During the three and six months ended June 30, 1999, management fees included compensatory option charges (credits) totaling $(96,000) and $45,000, respectively.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and, prior to June 14, 2000, a majority-owned partnership. The Company accounts for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reports its share of income or loss based on its ownership interest. The Company uses the equity method of accounting due to the non-voting nature of its ownership interest and because the Company is entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. As more fully described in Note 5, the Company sold its non-controlling interests in two partnerships during the three months ended June 30, 2000; prior to their disposition, the Company accounted for these investments using the equity method of accounting and thus reported its share of income or loss based on its ownership interests. The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K.

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

3. LOAN INVESTMENTS

As of June 30, 2000, the Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                                Interest  Interest
 Date of Initial      Scheduled                                           Collateral   Commitment      Amount     Pay     Accrual
   Investment         Maturity           Location        Property Type     Position      Amount     Outstanding   Rate    Rate
---------------    ---------------     -------------     --------------   ----------   ----------   -----------   -----  -------
May 12, 1998       March 31, 2001      Richardson, TX    Office           Second Lien   $ 14,700      $ 14,421    10.0%   12.0%
June 1, 1998       June 1, 2001        Houston, TX       Office           First Lien      11,800        11,520    12.0%   12.0%
June 22, 1998      June 19, 2001       Wayland, MA       Office           First Lien      45,000        39,960    10.5%   10.5%
July 2, 1998       July 17, 2000       Washington, D.C.  Office           First Lien       7,000         6,697    10.5%   10.5%
July 10, 1998      September 30, 2000  Pasadena, TX      Apartment        First Lien       3,350         2,993    10.0%   14.0%
May 18, 1999       May 19, 2001        Irvine, CA        Office           First Lien      15,260        13,886    10.0%   12.0%
July 29, 1999      July 28, 2001       Lexington, MA     R&D/Bio-Tech     First Lien       5,213         3,098    11.7%   14.7%
August 19, 1999    August 15, 2001     San Diego, CA     Medical Office   First Lien       5,745         5,654    11.7%   11.7%
                                                                                       ----------   -----------
Mortgage loans held for investment                                                        108,068        98,229
                                                                                       ----------   -----------

June 12, 1998      August 31, 2000     Pearland, TX      Apartment        First Lien       12,827        12,302    10.0%   11.5%
June 19, 1998      September 30, 2000  Houston, TX       Office           First Lien       24,000        22,413    12.0%   12.0%
July 1, 1998       July 1, 2001        Dallas, TX        Office          Ptrshp Interests  10,068         8,569    10.0%   15.0%
                                                                                       ----------   -----------
ADC loan arrangements                                                                      46,895        43,284
                                                                                       ----------   -----------
Total loan investments                                                                 $  154,963   $   141,513
                                                                                       ==========   ===========

At June 30, 2000, amounts outstanding under acquisition/rehabilitation loans, construction loans and acquisition loans totaled $51,705,000, $49,136,000 and $40,672,000, respectively.

Three of the 11 loan investments provide the Company with the opportunity for profit participation in excess of the contractual interest accrual rates. The loan investments are classified as follows (in thousands):

                                                               Loan Amount      Balance Sheet
                                                              Outstanding at      Amount at
                                                               June 30, 2000    June 30, 2000
                                                               -------------    -------------
Mortgage loans held for investment, net ....................    $     98,229     $     97,449

Real estate, net ...........................................          34,715           32,439
Investment in real estate venture ..........................           8,569            6,978
                                                                ------------     ------------
   Total ADC loan arrangements .............................          43,284           39,417
                                                                ------------     ------------

Total loan investments .....................................    $    141,513          136,866
                                                                ============

Allowance for loan losses ..................................                           (5,978)
                                                                                 ------------

Total loan investments, net of allowance for losses ........                     $    130,888
                                                                                 ============

The differences between the outstanding loan amounts and the balance sheet amounts are due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at June 30, 2000 (in thousands):

Land ...........................................................    $       3,743
Buildings and improvements .....................................           29,454
                                                                    -------------
   Total .......................................................           33,197
Less: Accumulated depreciation .................................             (758)
                                                                    -------------
                                                                    $      32,439
                                                                    =============

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures for the six months ended June 30, 2000 is as follows (in thousands):

                                                   Mortgage           ADC Loan
                                                     Loans          Arrangements         Total
                                                 -------------     -------------     -------------
Balance, beginning of period ................    $      96,737     $      46,907     $     143,644
Investments in loans ........................            5,138             1,141             6,279
Collections of principal ....................           (3,646)           (4,764)           (8,410)
                                                 -------------     -------------     -------------

Balance, end of period ......................    $      98,229     $      43,284     $     141,513
                                                 =============     =============     =============

During the six months ended June 30, 2000, the activity in the allowance for loan losses was as follows (in thousands):

Balance, beginning of period ......................................      $4,190
Provision for losses ..............................................       1,788
Charge-offs .......................................................          --
Recoveries ........................................................          --
                                                                         ------
Balance, end of period ............................................      $5,978
                                                                         ======

As of June 30, 2000, the Company had outstanding commitments to fund approximately $13,450,000 under 11 loans. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee if amounts are repaid to the Company during certain prepayment lock-out periods. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

4. COMMERCIAL MORTGAGE-BACKED SECURITIES

As of June 30, 2000, the Company held four commercial mortgage-backed securities which were acquired at an aggregate purchase price of $30,574,000. The Company's CMBS available for sale are carried at estimated fair value. At June 30, 2000, the aggregate amortized cost and estimated fair value of CMBS, by underlying credit rating, were as follows (in thousands):

                Aggregate     Aggregate      Aggregate     Aggregate
Security        Amortized    Unrealized     Unrealized        Fair
 Rating           Cost         Gains           Losses        Value
--------       ----------    ----------     ----------     ----------
BB-            $    4,293    $       --     $   (1,217)    $    3,076
B                  15,828            --         (5,093)        10,735
B-                 11,471            --         (4,782)         6,689
               ----------    ----------     ----------     ----------

               $   31,592    $       --     $  (11,092)    $   20,500
               ==========    ==========     ==========     ==========

5. ASSET DISPOSITIONS

On January 11, 2000, the Company sold one of its CMBS holdings (the "B-2A" security). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                  Total                       Gross
               Disposition   Amortized       Realized
Security        Proceeds        Cost           Loss
--------       ----------    ----------     ----------
B-2A           $    3,784    $    3,914     $     (130)

B-3A           $    3,341    $    3,481     $     (140)

In computing the gross realized loss for each security, the amortized cost was determined using a specific identification method. The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate venture.

On April 3, 2000, the Company sold its 49% limited partner interest in a suburban office building for $1,800,000. In connection with this sale, the Company realized a gain of $662,000.

On June 14, 2000, the Company sold its 99.5% ownership interest in five grocery-anchored shopping centers in the Dallas/Fort Worth area for $18,327,000. The sale generated a gain of $1,485,000. In connection with the sale, the buyer assumed five non-recourse loans and other partnership liabilities aggregating $34,600,000 and $556,000, respectively. Additionally, partnership receivables and other assets totaling $1,380,000 were transferred to the buyer.

On June 30, 2000, the Company sold its 5% ownership interest in a partnership that owns several classes of subordinated CMBS for $326,000. The Company realized a gain of $12,000 in connection with this sale.

6. STOCK-BASED COMPENSATION

As of June 30, 2000, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $0.07 per share. The fair value of those options that were remeasured was estimated at June 30, 2000 using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rate of 6.35%; expected life of three years; expected volatility of 20%; and dividend yield of 12%. During the three months ended June 30, 2000, compensation cost associated with those options that had not previously vested was adjusted to reflect the decline in fair value (from December 31, 1999) of approximately $0.64 per share. During the three and six months ended June 30, 2000 and 1999, compensatory option charges (credits) included in management fees and general and administrative expenses were as follows (in thousands):


                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
Management fees .............................    $       (309)    $        (96)    $       (261)    $         45
General and administrative expenses .........             (33)             (47)             (27)             (20)
                                                 ------------     ------------     ------------     ------------

                                                 $       (342)    $       (143)    $       (288)    $         25
                                                 ============     ============     ============     ============

At June 30, 2000, 569,756 shares were available for grant in the form of restricted common shares or options to purchase common shares.

7. COMMON STOCK

On July 5, 2000, AMRESCO, INC. and AMREIT Holdings, Inc. (a wholly-owned subsidiary of AMRESCO, INC.) sold 1,500,111 shares of the Company's outstanding common stock to affiliates of Farallon Capital Management, L.L.C. for $12,521,000, net of an illiquidity discount of $230,000. As additional consideration for these shares, the sellers are entitled to receive 90% of future distributions paid on or with respect to these shares, but only after the purchasers have received $12,751,000 and a return on this amount, as adjusted, equal to 16% per annum. As a result of this sale, AMRESCO, INC. and AMREIT Holdings, Inc. no longer own any of the Company's outstanding common shares.

8. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands, except per share data):

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                           ----------------------------    ----------------------------
                                                               2000            1999            2000             1999
                                                           ------------    ------------    ------------    ------------
Net income available to common shareholders ...........    $      4,702    $      2,707    $      5,939    $      5,051
                                                           ============    ============    ============    ============
Weighted average common shares outstanding ............          10,000          10,000          10,000          10,000
                                                           ============    ============    ============    ============

Basic earnings per common share .......................    $       0.47    $       0.27    $       0.59    $       0.50
                                                           ============    ============    ============    ============

Weighted average common shares outstanding ............          10,000          10,000          10,000          10,000
Effect of dilutive securities:
   Restricted shares ..................................              15              11              15               8
   Net effect of assumed exercise of warrants .........              10              --               7              --
   Net effect of assumed exercise of stock options ....               1               1               1               1
                                                           ------------    ------------    ------------    ------------
Adjusted weighted average shares outstanding ..........          10,026          10,012          10,023          10,009
                                                           ============    ============    ============    ============

Diluted earnings per common share .....................    $       0.47    $       0.27    $       0.59    $       0.50
                                                           ============    ============    ============    ============

At June 30, 2000 and 1999, options to purchase 1,415,261 and 1,479,511 common shares, respectively, and warrants to purchase 250,002 common shares were outstanding. For the three and six months ended June 30, 2000, options related to 1,411,261 shares were not included in the computations of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares. For the three and six months ended June 30, 1999, options related to 1,473,511 shares and the warrants were not included in the computations of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

9. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income during the three and six months ended June 30, 2000 and 1999, was as follows (in thousands):

                                                      Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                      ------------------    ------------------
                                                        2000     1999         2000      1999
                                                      -------  ---------    -------    -------
Net income ........................................   $ 4,702    $ 2,707    $ 5,939    $ 5,051
Unrealized losses on securities available for sale:
   Unrealized holding losses ......................      (999)    (1,918)      (550)    (2,821)
   Reclassification adjustment for
      losses included in net income ...............        --         --        270         --
                                                      -------    -------    -------    -------
Comprehensive income ..............................   $ 3,703    $   789    $ 5,659    $ 2,230
                                                      =======    =======    =======    =======

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

12. SUBSEQUENT EVENTS

On July 17, 2000, one of the Company's loan investments was fully repaid. At June 30, 2000, the amount outstanding under this loan totaled $6,697,000.

On July 21, 2000, the Company repaid $6,600,000 of outstanding borrowings under its line of credit facility.

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

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. From inception through July 5, 2000, AMRESCO, INC. and AMREIT Holdings, Inc. collectively owned 1,500,111 shares, or approximately 15%, of the Company's outstanding common stock. On July 5, 2000, all of these common shares were sold to affiliates of Farallon Capital Management, L.L.C. To date, the Company's investment activities have been focused in three primary areas: loan investments, CMBS and equity investments in real estate.

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

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS holdings and its equity investments in real estate. To date, the Company has sold one of its CMBS investments, its 49% limited partner interest in a suburban office building, its majority ownership interest in five grocery-anchored shopping centers and its minority ownership interest in a partnership that owns CMBS. Additionally, in March 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS investment. Currently, the Company's non-core asset portfolio is comprised of four commercial mortgage-backed securities which management is marketing for sale. The sales of these securities, should they occur, are expected to contribute significantly to volatility in the Company's future financial statement earnings and tax basis income. As of June 30, 2000, cumulative unrealized losses associated with the Company's CMBS portfolio totaled $11.1 million. Also, the Board of Trust Managers has approved a Plan of Liquidation and Dissolution which provides for the complete liquidation of the Company. The liquidation and dissolution of the Company requires the affirmative vote of holders of at least two-thirds of the Company's outstanding common shares. The Company plans to submit this matter to its shareholders at its Annual Meeting which is scheduled to be held on September 26, 2000. Shareholders of record at the close of business on August 21, 2000 will be entitled to vote at the meeting. If the liquidation and dissolution receives shareholder approval at the Annual Meeting, the Company will adopt liquidation basis accounting immediately thereafter. Under liquidation basis accounting, the Company's assets would be adjusted to their net realizable values and the Company's liabilities would be adjusted to their expected settlement amounts.

A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. Initially, the Company intends to use the proceeds from loan repayments and the asset sales described above to repay its credit facilities. During the six months ended June 30, 2000, the Company reduced the outstanding borrowings under its line of credit by $18.0 million, from $60.6 million to $42.6 million, and it fully repaid its repurchase agreement indebtedness of $9.8 million. After the line of credit has been fully repaid and assuming that the liquidation and dissolution has received shareholder approval, the Company intends to make liquidating distributions to its shareholders as, and when, additional loans are repaid and assets are sold, provided that the Board of Trust Managers believes that adequate reserves are available for the payment of the Company's liabilities and expenses. Given the short duration of the Company's loans and the quality of most of its assets, the Company believes that the liquidation process will be completed within 18 to 24 months from the date that shareholders approve the liquidation, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in "Item
1. Financial Statements".

Under generally accepted accounting principles, net income for the three and six months ended June 30, 2000 was $4,702,000 and $5,939,000, respectively, or $0.47 and $0.59 per common share, respectively. The Company's primary sources of revenue for the three and six months ended June 30, 2000, totaling $5,500,000 and $11,340,000, respectively, were as follows:

o $3,978,000 and $7,978,000, respectively, from loan investments. As some of the Company's loan investments are accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues are included in the consolidated statements of income for the three and six months ended June 30, 2000 as follows: interest income on mortgage loans of $3,005,000 and $6,007,000, respectively; and operating income from real estate of $973,000 and $1,971,000, respectively.

o    $848,000 and $1,699,000, respectively, from investments in CMBS.

o $1,076,000 and $2,387,000, respectively, of operating income from real estate previously owned by the Company (through a majority-owned partnership).

o $(481,000) and $(863,000), respectively, of equity in losses from its unconsolidated subsidiary, partnerships and other real estate venture, including the Company's share of the loss realized in connection with the sale of the subsidiary's CMBS investment.

o $79,000 and $139,000, respectively, of interest income from short-term investments.

Additionally, the Company realized a gain of $637,000 during the six months ended June 30, 2000 in connection with the repayment of an ADC loan arrangement. The repayment occurred in March 2000. The gain was comprised principally of the incremental interest income earned on the loan investment, the recapture of previously recorded depreciation and the recognition (in earnings) of the loan commitment fee which had been received by the Company at the time the loan was originated. During the three and six months ended June 30, 2000, the Company realized gains of $1,485,000 and $674,000 in connection with the sale of real estate and two unconsolidated partnership investments, respectively. The real estate disposition was effected by a sale of the Company's 99.5% interest in a master partnership that, through individual subsidiary partnerships, owns five grocery-anchored shopping centers.

The Company incurred expenses of $2,912,000 and $8,015,000, respectively, during the three and six months ended June 30, 2000. These expenses are set forth below.

o $1,705,000 and $3,673,000, respectively, of interest expense associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o $176,000 and $737,000, respectively, of management fees, including $485,000 and $998,000, respectively, of base management fees payable to the Manager pursuant to the Management Agreement, as amended, and $(309,000) and $(261,000), respectively, of credits associated with compensatory options granted to the Manager. No incentive fees were incurred during either period.

o $616,000 and $842,000, respectively, of general and administrative costs, including $558,000 and $633,000, respectively, for professional services (including a financial advisor's fee), $58,000 and $117,000, respectively, for directors and officers' insurance, $0 and $20,000, respectively, of reimbursable costs pursuant to the amended Management Agreement, $(33,000) and $(27,000), respectively, related to compensatory options granted to certain members of the AMRESCO Group, $3,000 and $7,000, respectively, of fees paid to the Company's Independent Trust Managers for their participation at special meetings of the Board of Trust Managers, $15,000 and $15,000, respectively, of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $11,000 and $34,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers, and $2,000 and $14,000, respectively, of travel costs. These categories do not represent all general and administrative expenses.

o $415,000 and $975,000 of depreciation expense, including $194,000 and $499,000, respectively, related to five grocery-anchored shopping centers and $221,000 and $476,000, respectively, related to loan investments accounted for as real estate.

o    $0 and $1,788,000, respectively, of provision for loan losses.

Additionally, the Company realized a loss of $130,000 during the six months ended June 30, 2000 in connection with the sale of one of its CMBS holdings. The sale occurred in January 2000.

During the three and six months ended June 30, 2000, minority interest in a subsidiary partnership's net income totaled $45,000 and $52,000, respectively.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company's revenues decreased by $243,000 (or 4%), from $5,743,000 to $5,500,000, due to declines in interest income on mortgage loans of $873,000, income from commercial mortgage-backed securities of $86,000 and equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture of $545,000. Interest income on mortgage loans declined as a result of the fact that the Company had lower average outstanding balances during the current period as compared to the prior period. Additionally, during the three and six months ended June 30, 1999, the Company received a profit participation of approximately $432,000; during the three and six months ended June 30, 2000, no profit participations were received. The decline in income from commercial mortgage-backed securities (from the prior period) was attributable to the sale (in January 2000) of one of the Company's CMBS holdings. Equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture declined as a result of the sale of the subsidiary's CMBS investment in March 2000 and less favorable operating results from the partnership that the Company assumed control of on February 25, 1999. During the three and six months ended June 30, 2000, the partnership's operating results included $346,000 of costs associated with a settlement of alleged defaults under the partnership's first lien mortgage.

The lower revenues described above were offset by an increase in operating income from real estate. The increase in operating income from real estate, totaling $1,218,000, was attributable to the following:

o acquisitions of real estate that occurred on April 30, 1999 and August 25, 1999; and

o the properties underlying two of the Company's ADC loan arrangements accounted for as real estate were substantially completed on July 1, 1999 and October 1, 1999, respectively, and began producing operating income thereafter.

The Company's aggregate expenses decreased by $124,000 (or 4%), from $3,036,000 to $2,912,000. The changes in the component expenses were as follows (in thousands):

                                                 Increase/
                                                (Decrease)
                                                ---------
Interest expense ..............................  $   636
Management fees ...............................     (239)
General and administrative ....................      357
Depreciation ..................................      204
Participating interest in mortgage loans ......     (644)
Provision for loan losses .....................     (438)
                                                    ----

   Total net decrease in expenses .............  $  (124)
                                                    ====

Interest expense increased primarily as a result of higher average non-recourse debt balances (these fixed rate borrowings were incurred in connection with the acquisitions of real estate described above) and higher interest rates related to the Company's two floating rate credit facilities (at June 30, 2000 and 1999, the Company's weighted average borrowing rate under these facilities was 7.9% [excluding the effect of its interest rate cap agreement] and 6.2%, respectively). Additionally, during the prior period, a portion of the Company's interest costs ($235,000) was capitalized; during the current period, no interest costs were capitalized.

The Company's base management fees decreased by $26,000, from $511,000 to $485,000, as a result of the fact that the Company's average asset base (upon which the fee is calculated) was smaller in the current period (as compared to the prior period) while compensatory option charges (included in management fees) declined by $213,000, from $(96,000) to $(309,000), as a result of a decrease in the value of the options.

The increase in general and administrative expenses was due primarily to the fact that the Company incurred higher professional fees during the current period as compared to the prior period. These fees were related to financial advisory and legal services associated with the Company's consideration of various strategic alternatives and the preparation of materials related to the Plan of Liquidation and Dissolution. No such costs were incurred by the Company during the three months ended June 30, 1999. The increase in depreciation expense was attributable to the real estate acquisitions and ADC loan arrangements described above. The Company incurred no participating interest in mortgage loans during the three months ended June 30, 2000 as the financing arrangement giving rise to such costs was fully extinguished on November 1, 1999. The decrease in the Company's provision for loan losses was attributable to the fact that the Company's current allowance for loan losses was deemed to be adequate.

For the reasons cited above, income before gains (losses) and minority interests decreased by $119,000 (or 4%), from $2,707,000 to $2,588,000. Net income increased by $1,995,000 (or 74%), from $2,707,000 to $4,702,000 primarily as a result of sale-related gains in the current period totaling $2,159,000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company's revenues increased by $1,124,000 (or 11%), from $10,216,000 to $11,340,000, and its expenses increased by $2,266,000 (or 39%), from $5,749,000 to $8,015,000. The changes in the component revenues and expenses were as follows (dollars in thousands):


                                                            Increase/
                                                           (Decrease)
                                                           ---------
Interest income on mortgage loans .......................   $  (928)
Income from commercial mortgage-backed securities .......      (149)
Operating income from real estate .......................     3,181
Equity in earnings (losses) of unconsolidated subsidiary,
    partnerships and other real estate venture ..........      (997)
Interest income from short-term investments .............        17
                                                            -------

    Total net increase in revenues ......................   $ 1,124
                                                            =======

 Interest expense .......................................   $ 2,015
 Management fees ........................................      (266)
 General and administrative .............................        60
 Depreciation ...........................................       678
 Participating interest in mortgage loans ...............      (829)
 Provision for loan losses ..............................       608
                                                            -------

    Total net increase in expenses ......................   $ 2,266
                                                            =======

For the most part, the changes in the six-month component revenues were attributable to the same factors cited above under the sub-heading "Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999." The decrease in equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture was due, in part, to the fact that the current period revenues include the Company's share of the loss realized in connection with the sale of the unconsolidated subsidiary's CMBS investment in March 2000.

Interest expense increased primarily as a result of higher average debt balances under the Company's two credit facilities, higher interest rates related to these facilities and higher average non-recourse debt balances. Additionally, $386,000 of interest costs were capitalized during the six months ended June 30, 1999; in contrast, no interest costs were capitalized during the six months ended June 30, 2000. The Company's base management fees increased by $40,000, from $958,000 to $998,000, as a result of the fact that the Company's average asset base (upon which the fee is calculated) was larger during the current period (as compared to the prior period) while compensatory option charges (included in management fees) declined by $306,000, from $45,000 to $(261,000), as a result of a decrease in the value of the options. The increase in depreciation expense and the decrease in participating interest in mortgage loans were attributable to the same factors cited above under the sub-heading "Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999." The increase in the Company's provision for loan losses was attributable to one investment, an ADC loan arrangement, that was initially deemed to be impaired as of December 31, 1999. As discussed below under the sub-heading "Loan Investments", this loan was deemed to be further impaired as of March 31, 2000.

For the reasons cited above, income before gains (losses) and minority interests decreased by $1,142,000 (or 26%), from $4,467,000 to $3,325,000. Net income increased by $888,000 (or 18%), from $5,051,000 to $5,939,000. In addition to the factors cited above, minority interest in a subsidiary partnership's net income, dissimilar gains from repayments of ADC loan arrangements (in 1999 and 2000), a loss from the sale of CMBS (in 2000) and gains from the sales of real estate and two unconsolidated partnership investments (in 2000) contributed to the net income variance from period to period.

Distributions

The Company's policy is to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends have historically been paid quarterly. Tax basis income differs from income reported for financial reporting purposes due primarily to differences in methods of accounting for ADC loan arrangements, stock-based compensation awards and the Company's investment in its taxable subsidiary and the nondeductibility, for tax purposes, of the Company's loan loss reserve
(for a discussion of ADC loan arrangements, see the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended). As a result of these accounting differences, net income under generally accepted accounting principles is not necessarily an indicator of distributions to be made by the Company. On April 25, 2000, the Company declared its first quarter dividend; the dividend, totaling $0.34 per share, was paid on May 15, 2000 to shareholders of record on May 4, 2000. For federal income tax purposes, this dividend will likely be treated as ordinary income to the Company's shareholders. Currently, the Board of Trust Managers plans to determine the timing and amount of the Company's next dividend distribution subsequent to the 2000 Annual Meeting of Shareholders.

Loan Investments

During the three months ended June 30, 2000, one of the Company's loans with an outstanding balance of $2.2 million was fully repaid. During the six months ended June 30, 2000, two of the Company's loans were fully repaid, one of which was an ADC loan arrangement. Proceeds from the repayment of the ADC loan arrangement totaled $5.1 million, including accrued interest of approximately $350,000. Principal collections on the Company's other loan investments totaled approximately $43,000 and $1.47 million during the three and six months ended June 30, 2000, respectively. During the three and six months ended June 30, 2000, the Company advanced a total of $3.06 million and $6.28 million, respectively, under its loan commitments. A portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

Based upon the amounts outstanding under these facilities, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.8% and a weighted average interest accrual rate of 11.5% as of June 30, 2000. These weighted average interest rates exclude the loan which was deemed to be impaired as of December 31, 1999 (see note [c] accompanying the table below). Three of the 11 loans provide the Company with the opportunity for profit participation above the contractual accrual rate; one of these three loans was deemed to be impaired as of December 31, 1999 (see note [c] accompanying the table below). As of June 30, 2000, the Company's loan investments are summarized as follows (dollars in thousands):


Date of Initial       Scheduled                                           Collateral
  Investment          Maturity             Location      Property Type     Position
---------------    ------------------  ----------------  --------------  ---------------
May 12, 1998       March 31, 2001      Richardson, TX    Office          Second Lien
June 1, 1998       June 1, 2001        Houston, TX       Office          First Lien
June 22, 1998      June 19, 2001       Wayland, MA       Office          First Lien
July 2, 1998       July 17, 2000       Washington, D.C.  Office          First Lien
July 10, 1998      September 30, 2000  Pasadena, TX      Apartment       First Lien
May 18, 1999       May 19, 2001        Irvine, CA        Office          First Lien
July 29, 1999      July 28, 2001       Lexington, MA     R&D/Bio-Tech    First Lien
August 19, 1999    August 15, 2001     San Diego, CA     Medical Office  First Lien

Mortgage loans held for investment

June 12, 1998      August 31, 2000     Pearland, TX      Apartment       First Lien
June 19, 1998      September 30, 2000  Houston, TX       Office          First Lien
July 1, 1998       July 1, 2001        Dallas, TX        Office          Ptrshp Interests

ADC loan arrangements


Total loan investments



                                                                    Interest    Interest
Date of Initial       Scheduled         Commitment      Amount         Pay       Accrual
  Investment          Maturity            Amount     Outstanding      Rate        Rate
---------------    ------------------   -----------  ------------   --------    --------
May 12, 1998       March 31, 2001        $14,700     $ 14,421         10.0%      12.0%
June 1, 1998       June 1, 2001           11,800       11,520         12.0%      12.0%
June 22, 1998      June 19, 2001          45,000       39,960         10.5%      10.5%
July 2, 1998       July 17, 2000           7,000        6,697(a)      10.5%      10.5%
July 10, 1998      September 30, 2000      3,350        2,993         10.0%      14.0%
May 18, 1999       May 19, 2001           15,260       13,886         10.0%      12.0%
July 29, 1999      July 28, 2001           5,213        3,098         11.7%      14.7%
August 19, 1999    August 15, 2001         5,745        5,654         11.7%      11.7%
                                        --------     --------
Mortgage loans held for investment       108,068       98,229
                                        --------     --------
June 12, 1998      August 31, 2000        12,827       12,302(b)      10.0%      11.5%
June 19, 1998      September 30, 2000     24,000       22,413(b)      12.0%      12.0%
July 1, 1998       July 1, 2001           10,068        8,569(c)      10.0%      15.0%
                                        --------     --------
ADC loan arrangements                     46,895       43,284
                                        --------     --------

Total loan investments                  $154,963(d)  $141,513(d)
                                        ========     ========


(a)  Loan was fully repaid on July 17, 2000.

(b)  Accounted for as real estate for financial reporting purposes.

(c) Accounted for as investment in joint venture for financial reporting purposes. Loan was deemed to be impaired as of December 31, 1999.

(d) Amounts exclude the loan which was reclassified to investment in unconsolidated subsidiary during the three months ended March 31, 1999.

The Company provides financing through certain real estate loan arrangements that, because of their nature, qualify either as real estate or joint venture investments for financial reporting purposes. For a discussion of these loan arrangements, see the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

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

                                     Amount
                                 Outstanding at
   Scheduled        Commitment      June 30,           Extension Options
   Maturity           Amount          2000           Available to Borrower
---------------     ----------   --------------   ---------------------------
August 31, 2000     $   12,827     $   12,302     One 4-Month Option Followed
                                                  by One 6-Month Option

March 31, 2001          14,700         14,421     Two 1-Year Options

May 19, 2001            15,260         13,886     One 6-Month Option

July 28, 2001            5,213          3,098     One 6-Month Option
                    ----------     ----------

                    $   48,000     $   43,707
                    ==========     ==========

Additionally, the Company has, by agreement, extended the maturity dates of its $24 million Houston office loan and its $3.35 million Pasadena apartment loan to September 30, 2000. As of June 30, 2000, $22.413 million and $2.993 million, respectively, was outstanding under these facilities. Under the terms of the extension agreements, each of the borrowers will be entitled to an additional 30-day extension (to October 30, 2000) if their respective property is under contract to be sold to a third party purchaser and certain other conditions are met.

During the three months ended June 30, 2000, the maturity date of the Company's $45 million Wayland office loan was extended to June 19, 2001 under a 1-year extension option that the borrower elected to exercise. Additionally, the Company approved an extension (from June 30, 2000 to August 31, 2000) of its $12.827 million Pearland apartment loan; the first of two 6-month options was reduced to a 4-month option in connection with this extension (see table above). At June 30, 2000, $39.960 million and $12.302 million, respectively, was outstanding under these facilities.

A mezzanine loan with an outstanding balance of $8,569,000 and a recorded investment of $6,978,000 was impaired as of December 31, 1999. The allowance for loan losses related to this investment, which is secured by partnership interests in the borrower, totaled $5,978,000 at June 30, 2000. In addition to the Company's mortgage, the property is encumbered by a $45.5 million first lien mortgage provided by an unaffiliated third party, of which $44 million is currently outstanding. The first lien mortgage, which matures on June 30, 2001, required interest only payments through June 30, 2000. In addition to interest, the first lien mortgage also requires monthly principal reductions of approximately $42,000 from July 1, 2000 through maturity. Through March 2000, all interest payments were made in accordance with the terms of the first lien mortgage and the Company's loan. On February 15, 2000, the Company entered into a Conditional Agreement with the borrower. Under the terms of the Conditional Agreement, which was subject to approval by the first lien lender, the Company agreed to accept $3,000,000 in complete satisfaction of all amounts owed to it by the borrower provided that such payment was received by the Company on or before May 15, 2000. On May 10, 2000, the borrower notified the Company that it would be unable to make the $3,000,000 payment called for under the terms of the Conditional Agreement. At this time, the borrower also informed the Company that it would not make the April 2000 interest payment to the first lien lender before the grace period for such payment expired. After the grace period elapsed, the first lien lender served a default notice to the borrower for its failure to make this interest payment. Concurrently, the Company served a default notice to the borrower for its failure to pay interest due under the terms of the mezzanine loan. Effective as of May 15, 2000, the Company entered into an Agreement for DPO (or discounted payoff) with the borrower (the "DPO Agreement"). Under the terms of the DPO Agreement, the Company has now agreed to accept $1,250,000 (the "DPO Amount") in complete satisfaction of all amounts owed to it by the borrower provided that certain conditions are met. On or before May 31, 2000, the borrower was required to pay $250,000 of the DPO Amount to the Company. The recorded investment of this loan was reduced by $250,000 upon receipt of this payment on May 31, 2000. The balance of the DPO Amount (or $1,000,000) must be received on or before October 31, 2000. On May 16, 2000, the borrower cured the default on the first lien mortgage by making the April 2000 interest payment. The borrower's ability to fully satisfy the loan pursuant to the DPO Agreement is further conditioned upon there being no subsequent defaults under the first lien mortgage. Through July 2000, all debt service payments have been made in accordance with the terms of the first lien mortgage. If the balance of the DPO Amount is not received on or before October 31, 2000, the Company could assume control of the borrower (a partnership) through foreclosure of the partnership interests. As a result of the events described above, the Company recorded an additional loan loss provision of $1,788,000 during the three months ended March 31, 2000. The allowance for loan losses related to this investment, totaling $5,978,000, represents management's estimate of the amount of the expected loss which could result upon a final settlement of this loan in accordance with the terms of the DPO Agreement.

On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of a borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the 909,000 square foot mixed-use property is encumbered by a $17 million first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 1, 2001, requires interest only payments throughout its term. On March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan; however, it did not give notice of an intention to accelerate the balance of the first lien loan at that time. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intends to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would continue to have an interest in the project as an equity owner. On March 16, 2000, the first lien lender gave notice to the partnership of its intention to accelerate the first lien loan in the event that certain alleged non-monetary events of default were not cured. In addition to the alleged default described above, the first lien lender asserted that the borrower permitted a transfer of a beneficial interest in the partnership in violation of the loan agreement and that it had failed to perform certain obligations under the Intercreditor Agreement. The notice also specified that, as a result of the alleged defaults, interest had accrued at the default rate from the date of the earliest event of default. To date, all interest payments at the stated rate have been made in accordance with the terms of the first lien mortgage. Under the terms of a negotiated settlement, the borrower paid $250,000 of default interest to the first lien lender. Additionally, the borrower reimbursed the first lien lender for its legal fees and other costs incurred in connection with the negotiation and closing of the settlement. These fees and other costs totaled approximately $96,000. Following the payment of these amounts on May 19, 2000, all of the alleged defaults under the first lien mortgage were cured. Furthermore, the first lien lender has indicated a willingness to permit the to-be-formed investment partnership to assume the first lien mortgage, although it is under no obligation to do so as part of the negotiated settlement. To this end, an assumption agreement is currently being finalized. Currently, the Company expects to close the proposed transaction with the prospective investor in August 2000, although there can be no assurances that this transaction will be consummated. The prospective investor is also negotiating with other lenders in an effort to secure take-out financing for the first lien mortgage; however, there can be no assurances that such financing will be obtained. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. If the proposed transaction with the prospective investor is consummated, the Company currently believes that it will fully recover its original investment, although there can be no assurances that this will be the case. Aside from the $500,000 charge-off described above, no additional impairment losses have been recognized on this investment.

At June 30, 2000, the Company's commercial mortgage loan commitments were geographically dispersed as follows (dollars in thousands):

                                               Percentage
                                                of Total
                    Committed    Loan Amount    Committed
                      Amount     Outstanding     Amount
                    ---------    -----------   ----------
Texas                $ 76,745     $ 72,218            50%
Massachusetts          50,213       43,058            32
California             21,005       19,540            14
Washington, D.C         7,000        6,697             4
                     --------     --------      --------

                     $154,963     $141,513           100%
                     ========     ========      ========

At June 30, 2000, the Company's loan investments were collateralized by the following product types (dollars in thousands):

                                             Percentage
                                              of Total
                  Committed   Loan Amount     Committed
                    Amount    Outstanding      Amount
                  ---------   -----------    ----------
Office             $127,828     $117,466            83%
Multifamily          16,177       15,295            10
Medical Office        5,745        5,654             4
R&D/Bio-Tech          5,213        3,098             3
                   --------     --------      --------

                   $154,963     $141,513           100%
                   ========     ========      ========


At June 30, 2000, the Company's loan investments were collateralized by the following loan types (dollars in thousands):

                                                         Percentage
                                                          of Total
                              Committed   Loan Amount     Committed
                                Amount    Outstanding      Amount
                              ---------   -----------    ----------
Acquisition/Rehabilitation     $ 59,308     $ 51,705            38%
Construction                     51,527       49,136            33
Acquisition                      44,128       40,672            29
                               --------     --------      --------

                               $154,963     $141,513           100%
                               ========     ========      ========

The three properties underlying the Company's construction loans were substantially completed during 1999. As of June 30, 2000, these properties were 99%, 94% and 93% leased, respectively.

Eighty-four percent of the portfolio is comprised of first lien loans while the balance of the portfolio (16%) is secured by second liens and/or partnership interests. The percentages reflected above exclude the loan that was reclassified to investment in unconsolidated subsidiary during the first quarter of 1999.

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

Commercial Mortgage-backed Securities

On January 11, 2000, the Company sold one of its CMBS holdings (the "B-2A" security). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                 Total                           Gross
              Disposition      Amortized        Realized
 Security       Proceeds         Cost             Loss
----------    -----------      ---------    --------------
   B-2A          $3,784         $3,914          $(130)

   B-3A          $3,341         $3,481          $(140)

The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate venture.

As of June 30, 2000, the Company held four commercial mortgage-backed securities which were acquired at an aggregate purchase price of $30.6 million. During the six months ended June 30, 2000, the value of these securities declined by $745,000 due to the widening of spreads in the CMBS market during the latter half of the period. As these securities are classified as available for sale, the unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. During the three and six months ended June 30, 2000, the changes in accumulated other comprehensive income (loss) were as follows:

                                                     Three Months   Six Months
                                                        Ended         Ended
                                                       June 30,      June 30,
                                                         2000          2000
                                                     ------------   ----------
Balance, beginning of period .....................     $(10,093)     $(10,812)

Unrealized gains associated with
   securities sold during the period .............           --           195

Reclassification adjustment for
   realized losses included in net income ........           --           270

Unrealized losses associated
   with retained securities ......................         (999)         (745)
                                                       --------      --------
Balance, end of period ...........................     $(11,092)     $(11,092)
                                                       ========      ========


As of June 30, 2000, the Company's CMBS investments are summarized as follows (dollars in thousands):

              Aggregate      Aggregate    Aggregate     Percentage of
Security      Amortized     Unrealized      Fair        Total Based on
 Rating         Cost          Losses        Value         Fair Value
--------      ---------     ----------    ---------     --------------
BB-           $  4,293      $ (1,217)     $  3,076            15%
B               15,828        (5,093)       10,735            52%
B-              11,471        (4,782)        6,689            33%
                ------        ------         -----            --

              $ 31,592      $(11,092)     $ 20,500           100%
              ========      ========      ========           ===

While management believes that the fundamental value of the real estate mortgages underlying its bonds has been largely unaffected to date, the combination of increasing spreads and comparable-term U.S. Treasury rates during 1998, 1999 and the six months ended June 30, 2000 have caused the current fair value of these securities to decline. In the absence of dramatic declines in spreads and/or comparable-term U.S. Treasury rates in the near term, management expects to realize losses in connection with the planned sales of these securities, should they occur. If realized, these losses would adversely impact the Company's earnings and tax basis income.

On June 30, 2000, the Company sold its 5% ownership interest in a partnership that owns several classes of subordinated CMBS for $326,000. The gain associated with this transaction totaled $12,000.

Equity Investments in Real Estate

On April 3, 2000, the Company sold its 49% limited partner interest in a suburban office building for $1.8 million. The gain associated with this transaction totaled $662,000.

On June 14, 2000, the Company sold its 99.5% ownership interest in five grocery-anchored shopping centers in the Dallas/Fort Worth area for $18.327 million. The gain associated with this transaction totaled $1,485,000.

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

The Company's principal demands for liquidity are cash for operations, including funds which are required to satisfy its obligations under existing loan commitments, interest expense associated with its indebtedness, management fees, general and administrative expenses, debt repayments and distributions to its shareholders. In the near term, the Company's principal source of liquidity is the funds available to it under its Line of Credit.

At June 30, 2000, amounts outstanding under the Line of Credit totaled $42.6 million. During the three and six months ended June 30, 2000, the Company reduced the outstanding borrowings under this facility by $9.3 million and $18.0 million, respectively. At June 30, 2000, the weighted average interest rate under the Line of Credit was 7.90%. In July 2000, the Company repaid an additional $6.6 million under its Line of Credit, thereby reducing the amounts outstanding under this facility from $42.6 million to $36.0 million.

In June 2000, the Company fully repaid its Repurchase Agreement indebtedness of $9.8 million. This borrowing facility matured on June 30, 2000.

During the six months ended June 30, 2000, amounts due from the counterparty under the terms of the Company's $59 million (notional) interest rate cap agreement totaled $22,000 as one-month LIBOR exceeded 6.25% during the latter part of this period. On August 4, 2000, the Company terminated a portion of its interest rate cap agreement. The proceeds from this transaction totaled $30,000. The revised agreement, which more closely matches the borrowings currently outstanding under the Company's Line of Credit, has a notional amount of $30 million. Until its expiration on November 1, 2000, the revised agreement entitles the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeds 6.25%.

At the date of this report, the Company expects that proceeds generated from scheduled loan repayments and sales of its CMBS should be sufficient to fully repay its Line of Credit on or before its scheduled maturity date (November 3, 2000); at the same time, these sales and anticipated repayments are also expected to provide the Company with sufficient funds to meet its other liquidity needs, including those described above. However, there can be no assurances that this will be the case. The Company's other liquidity needs include, but are not limited to, the availability of funds which should enable it to make distributions that will allow it to continue to qualify as a REIT. A loan with a current maturity date of August 31, 2000 and an outstanding balance of $12.3 million has an extension option (beyond November 3, 2000) which the borrower may elect to exercise. While management does not currently believe that this loan will be repaid on or before August 31, 2000, it does expect that such loan will be repaid prior to the scheduled maturity of its Line of Credit although there can be no assurances that this will be the case. Additionally, two of the Company's borrowers are actively marketing their respective properties in an effort to have them under contract to be sold by no later than September 30, 2000 (with closings on or before October 30, 2000). Proceeds from these sales would be used to repay the Company's loans; at June 30, 2000, the amounts outstanding under these loans totaled $25.4 million. There can be no assurances, however, that these borrowers will be successful in completing their sales on or prior to October 30, 2000. Finally, there can be no assurances that the Company's CMBS holdings will be sold prior to the maturity date of the Line of Credit or that they will be sold on terms favorable to the Company. In the event that the anticipated loan repayments and/or the CMBS sales are delayed beyond November 3, 2000, the Company believes that its Line of Credit lender would be willing to consider an extension of the maturity date. However, there can be no assurances that the Company would be able to obtain this extension or that such an extension would be available to the Company at a reasonable cost. If the Company's lender was unwilling to extend the maturity date of its credit facility or it was unwilling to grant an extension on acceptable terms, then the Company would endeavor, if necessary, to obtain replacement financing from other sources, including banks and other financial institutions which lend to entities that have assets similar to those held by the Company. While management believes that it could obtain replacement financing, there can be no assurances that such financing would be available or that it would be available at a reasonable cost. In the event that the Company has debt outstanding subsequent to November 1, 2000, its cost of borrowing may increase (based on current LIBOR rates) as it has not entered into any derivative financial instruments which would mitigate this market risk exposure beyond that date. Beyond the date that the Line of Credit (or a replacement facility, if necessary) is fully repaid, the Company believes that its cash flow from operations and the proceeds from loan repayments and asset sales should be sufficient to meet the Company's currently expected liquidity and capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to various financial instruments which are subject to market risk. These instruments include mortgage loan investments, investments in commercial mortgage-backed securities ("CMBS") and the Company's borrowing facility. The Company is also a party to an interest rate cap agreement which it entered into in order to mitigate the market risk exposure associated with its credit facility. The Company's financial instruments involve, to varying degrees, elements of interest rate risk. Additionally, the Company's investment portfolio, which is comprised of both financial instruments (mortgage loans and CMBS) and equity investments in real estate (indirectly, through its unconsolidated taxable subsidiary), is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to its manager which, due to their short-term nature, are not subject to market risk. For a discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. The market risk exposures described therein have not materially changed since December 31, 1999; accordingly, no additional discussion or analysis is provided in this Form 10-Q.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits and Exhibit Index

          Exhibit No.

          10.1 First Amendment to Management Agreement dated as of April 1, 2000, by and between AMRESCO Capital Trust and AMREIT Managers, L.P. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which exhibit is incorporated herein by reference).

          27        Financial Data Schedule.

          99.1 Termination Agreement, dated January 4, 2000, between AMRESCO Capital Trust and Impac Commercial Holdings, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 4, 2000 and filed with the Commission on January 6, 2000, which exhibit is incorporated herein by reference).

          99.2 Form of REIT Agreement, dated as of July 5, 2000, among AMRESCO Capital Trust and Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P. and RR Capital Partners, L.P. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 5, 2000 and filed with the Commission on July 6, 2000, which exhibit is incorporated herein by reference).

          99.3 Form of Amendment No. 1 to Rights Agreement, dated as of June 29, 2000, between AMRESCO Capital Trust and The Bank of New York (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated July 5, 2000 and filed with the Commission on July 6, 2000, which exhibit is incorporated herein by reference).


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

                                    AMRESCO CAPITAL TRUST
                                    Registrant


Date: August 14, 2000               By: /s/Thomas R. Lewis II
                                        ----------------------------------------
                                    Thomas R. Lewis II
                                    Senior Vice President, Chief Financial
                                    and Accounting Officer & Controller
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
27             Financial Data Schedule