Form 10-Q
period 2000-09-30
AMRESCO CAPITAL TRUST
filed 2000-11-14
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

          10,039,974 shares of common stock, $.01 par value per share, as of November 13, 2000.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                                Page No.
                                                                                                                --------

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statement of Net Assets in Liquidation as of September 30, 2000 and
        Consolidated Balance Sheet as of December 31, 1999 (Going Concern Basis) ............................       3

     Consolidated Statement of Changes in Net Assets in Liquidation -
        For the Period from September 26, 2000 through September 30, 2000....................................       4

     Consolidated Statements of Income (Going Concern Basis) - For the Period from July 1, 2000 through September 25, 2000, the Period from January 1, 2000 through September 25, 2000
        and the Three and Nine Months Ended September 30, 1999...............................................       5

     Consolidated Statement of Changes in Shareholders' Equity (Going Concern Basis) - For the
       Period from January 1, 2000 through September 25, 2000................................................       6

     Consolidated Statement of Cash Flows in Liquidation - For the Period from
        September 26, 2000 through September 30, 2000........................................................       7

     Consolidated Statements of Cash Flows (Going Concern Basis) - For the Period from January 1, 2000
       through September 25, 2000 and the Nine Months Ended September 30, 1999...............................       8

     Notes to Consolidated Financial Statements..............................................................       9

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      31


   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders..............................................      31

   Item 6.  Exhibits and Reports on Form 8-K.................................................................      32

   SIGNATURE ................................................................................................      33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              AMRESCO CAPITAL TRUST
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF SEPTEMBER 30, 2000 AND
    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 (GOING CONCERN BASIS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              September 30,
                                                                                                  2000            December 31,
                                                                                               (unaudited)            1999
                                                                                             ---------------    ---------------
ASSETS
   Mortgage loans ........................................................................   $       118,698    $        96,032
   Acquisition, development and construction loan arrangements accounted for as real
      estate or investments in joint ventures ............................................                --             44,097
                                                                                             ---------------    ---------------
   Total loan investments ................................................................           118,698            140,129


   Allowance for loan losses .............................................................                --             (4,190)
                                                                                             ---------------    ---------------

   Total loan investments, net of allowance for losses ...................................           118,698            135,939

   Commercial mortgage-backed securities - available for sale ............................            16,304             24,569
   Real estate, net of accumulated depreciation of $0 and $866, respectively .............                --             50,376
   Investments in unconsolidated partnerships and subsidiary .............................             5,114             11,765
   Receivables and other assets ..........................................................             2,785              3,991
   Cash and cash equivalents .............................................................             5,339              4,604
                                                                                             ---------------    ---------------

      TOTAL ASSETS .......................................................................           148,240    $       231,244
                                                                                             ---------------    ===============

LIABILITIES:
  Accounts payable and other liabilities .................................................               619    $         2,697
  Amounts due to manager .................................................................             2,108                566
  Repurchase agreement ...................................................................                --              9,856
  Line of credit .........................................................................            22,000             60,641
  Non-recourse debt on real estate .......................................................                --             34,600
  Dividends payable ......................................................................                --              4,407
                                                                                             ---------------    ---------------

      TOTAL LIABILITIES ..................................................................            24,727            112,767
                                                                                             ---------------    ---------------

  Minority interests .....................................................................                --                526
                                                                                             ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS IN LIQUIDATION (10,039,974 shares issued and outstanding) .....................   $       123,513
                                                                                             ===============

SHAREHOLDERS' EQUITY (AS OF DECEMBER 31, 1999):
  Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares issued ........                                   --
  Series A junior participating preferred stock, $.01 par value, 350,000 shares
      authorized, no shares issued .......................................................                                   --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111 shares
      issued and outstanding .............................................................                                  100
  Additional paid-in capital .............................................................                              140,998
  Unearned stock compensation ............................................................                                 (282)
  Accumulated other comprehensive income (loss) ..........................................                              (10,812)
  Distributions in excess of accumulated earnings ........................................                              (12,053)
                                                                                                                ---------------

      TOTAL SHAREHOLDERS' EQUITY .........................................................                              117,951
                                                                                                                ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................                      $       231,244
                                                                                                                ===============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
        FOR THE PERIOD FROM SEPTEMBER 26, 2000 THROUGH SEPTEMBER 30, 2000
                            (UNAUDITED; IN THOUSANDS)


                  REVENUES:
                    Interest income on mortgage loans ....................................   $           153
                    Income from commercial mortgage-backed securities ....................                28
                    Interest income from short-term investments ..........................                 3
                                                                                             ---------------
                      TOTAL REVENUES .....................................................               184
                                                                                             ---------------

                  EXPENSES:
                    Interest expense .....................................................                24
                    Management fees ......................................................             1,705
                    General and administrative ...........................................                 5
                                                                                             ---------------
                      TOTAL EXPENSES .....................................................             1,734
                                                                                             ---------------

                  Gain (loss) on disposition of assets ...................................                --

                  Changes in estimated net realizable value of certain assets ............                --
                                                                                             ---------------

                  DECREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES.........            (1,550)

                  Cash received from exercise of stock options ...........................                32

                  Liquidating distributions to shareholders ..............................                --
                                                                                             ---------------

                  DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD.................            (1,518)

                  NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD .........................           125,031
                                                                                             ---------------

                  NET ASSETS IN LIQUIDATION, END OF PERIOD ...............................   $       123,513
                                                                                             ===============


                  SHAREHOLDERS' EQUITY, END OF GOING CONCERN PERIOD ......................   $       124,004

                  Net increase in carrying value of certain assets upon adoption
                     of liquidation basis accounting .....................................               817

                  Net decrease in carrying value of certain liabilities and minority
                     interests upon adoption of liquidation basis accounting .............               210
                                                                                             ---------------

                  NET ASSETS IN LIQUIDATION, BEGINNING OF LIQUIDATION PERIOD .............   $       125,031
                                                                                             ===============



                  See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
             CONSOLIDATED STATEMENTS OF INCOME (GOING CONCERN BASIS)
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Period from                    Period from
                                                                        July 1,         Three         January 1,
                                                                        2000           Months           2000         Nine Months
                                                                       through          Ended          through         Ended
                                                                       Sept 25,        Sept 30,       Sept 25,        Sept 30,
                                                                         2000           1999            2000            1999
                                                                     ------------    ------------   ------------    ------------
   REVENUES:
     Interest income on mortgage loans ...........................   $      2,930    $      3,841   $      8,937    $     10,776
     Income from commercial mortgage-backed securities ...........            706             905          2,405           2,753
     Operating income from real estate ...........................            882           1,416          5,240           2,593
     Equity in earnings (losses) of unconsolidated subsidiary,
        partnerships and other real estate venture ...............           (228)             63         (1,091)            197
     Interest income from short-term investments .................             78              76            217             198
                                                                     ------------    ------------   ------------    ------------
       TOTAL REVENUES ............................................          4,368           6,301         15,708          16,517
                                                                     ------------    ------------   ------------    ------------

   EXPENSES:
     Interest expense ............................................            723           1,769          4,396           3,427
     Management fees .............................................            403             610          1,140           1,613
     General and administrative ..................................            176             338          1,018           1,120
     Depreciation ................................................            213             408          1,188             705
     Participating interest in mortgage loans ....................            . -             190             --           1,019
     Provision for loan losses ...................................             --             642          1,788           1,822
                                                                     ------------    ------------   ------------    ------------
       TOTAL EXPENSES ............................................          1,515           3,957          9,530           9,706
                                                                     ------------    ------------   ------------    ------------

   INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS ...........          2,853           2,344          6,178           6,811

     Loss on sale of commercial mortgage-backed securities .......         (4,137)             --         (4,267)             --
     Gain associated with repayment of ADC loan arrangements .....          1,293              --          1,930             584
     Gain on sale of real estate .................................             --              --          1,485              --
     Gain on sale of unconsolidated partnership investments ......             --              --            674              --
                                                                     ------------    ------------   ------------    ------------

   INCOME BEFORE MINORITY INTERESTS ..............................              9           2,344          6,000           7,395

     Minority interests ..........................................             --              --             52              --
                                                                     ------------    ------------   ------------    ------------

   NET INCOME ....................................................   $          9    $      2,344   $      5,948    $      7,395
                                                                     ============    ============   ============    ============


   EARNINGS PER COMMON SHARE:
     Basic .......................................................   $         --    $       0.24   $       0.59    $       0.74
                                                                     ============    ============   ============    ============

     Diluted .....................................................   $         --    $       0.24   $       0.59    $       0.74
                                                                     ============    ============   ============    ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     Basic .......................................................         10,000          10,000         10,000          10,000
                                                                     ============    ============   ============    ============
     Diluted .....................................................         10,038          10,016         10,029          10,011
                                                                     ============    ============   ============    ============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)
         FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH SEPTEMBER 25, 2000
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                           Common Stock
                                          $.01 Par Value                                      Accumulated   Distributions in
                                  -----------------------------   Additional    Unearned         Other          Excess of
                                    Number of                      Paid-in       Stock       Comprehensive    Accumulated
                                     Shares         Amount         Capital    Compensation   Income (Loss)      Earnings
                                  -------------  --------------   ----------  ------------   -------------  ----------------
Balance, beginning of period ...... 10,015,111       $ 100        $140,998     $     (282)   $    (10,812)   $     (12,053)

Issuance of common shares upon
  exercise of warrants ............     20,863          --              --

Decrease in fair value of
  compensatory options ............                                   (517)           517

Total nonowner changes in equity:

     Net income....................                                                                                  5,948

     Unrealized losses on securities
      available for sale:

     Unrealized holding losses.....                                                                 (643)

     Reclassification adjustment
      for losses included in net
      income.......................                                                                4,407

Comprehensive income...............

Amortization of unearned trust
  manager compensation ............                                                    34

Amortization of compensatory
  options..........................                                                  (288)

Dividends declared ($0.34 per
  common share)....................                                                                                 (3,405)
                                    ----------       -----        --------     ----------    ------------    -------------
Balance, end of period............. 10,035,974       $ 100        $140,481     $      (19)   $     (7,048)     $    (9,510)
                                    ==========       =====        ========     ==========    ============    =============

                                          Total
                                        Nonowner            Total
                                         Changes        Shareholders'
                                        in Equity          Equity
                                      --------------    -------------
Balance, beginning of period ......                     $     117,951

Issuance of common shares upon
  exercise of warrants ............

Decrease in fair value of
  compensatory options ............

Total nonowner changes in equity:

     Net income....................   $      5,948              5,948

     Unrealized losses on securities
      available for sale:

     Unrealized holding losses.....           (643)              (643)

     Reclassification adjustment
       for losses included in net
       income......................          4,407              4,407
                                      ------------
Comprehensive income...............   $      9,712
                                      ============
Amortization of unearned trust
  manager compensation ............                                34

Amortization of compensatory
  options..........................                              (288)

Dividends declared ($0.34 per
  common share)....................                            (3,405)
                                                        -------------
Balance, end of period.............                     $     124,004
                                                        =============




See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
               CONSOLIDATED STATEMENT OF CASH FLOWS IN LIQUIDATION
        FOR THE PERIOD FROM SEPTEMBER 26, 2000 THROUGH SEPTEMBER 30, 2000
                            (UNAUDITED, IN THOUSANDS)


   CASH FLOWS FROM OPERATING ACTIVITIES:
      Decrease in net assets in liquidation from operating activities ......................   $     (1,550)
      Adjustments to reconcile to net cash provided by operating activities:
         Increase in receivables and other assets ..........................................           (156)
         Decrease in interest receivable related to commercial mortgage-backed securities ..            142
         Decrease in accounts payable and other liabilities ................................            (33)
         Increase in amounts due to manager ................................................          1,705
         Amortization of prepaid insurance .................................................              4
                                                                                               ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................            112
                                                                                               ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in mortgage loans ........................................................           (531)
                                                                                               ------------
              NET CASH USED IN INVESTING ACTIVITIES ........................................           (531)
                                                                                               ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock ...........................................             32
                                                                                               ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................             32
                                                                                               ------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................................           (387)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................          5,726
                                                                                               ------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................   $      5,339
                                                                                               ============
   SUPPLEMENTAL INFORMATION:
      Interest paid ........................................................................   $         --
                                                                                               ============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                            (UNAUDITED, IN THOUSANDS)

                                                                                    Period from January 1, 2000  Nine Months Ended
                                                                                     through September 25, 2000  September 30, 1999
                                                                                    ---------------------------  ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................................................   $      5,948         $      7,395
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses ...........................................................          1,788                1,822
       Depreciation ........................................................................          1,188                  705
       Gain associated with repayment of ADC loan arrangements .............................         (1,930)                (584)
       Loss on sale of commercial mortgage-backed securities ...............................          4,267                   --
       Gain on sale of unconsolidated partnership investments ..............................           (674)                  --
       Gain on sale of real estate .........................................................         (1,485)                  --
       Loss (gain) on sale of interest rate caps ...........................................            (19)                   5
       Amortization of prepaid insurance ...................................................            172                  176
       Discount amortization on commercial mortgage-backed securities ......................           (282)                (231)
       Amortization of compensatory stock options and unearned trust manager compensation ..           (254)                 146
       Amortization of loan commitment and extension fees ..................................           (592)                (555)
       Receipt of loan commitment and extension fees .......................................            460                  428
       Increase in receivables and other assets ............................................           (219)              (1,020)
       Increase in interest receivable related to commercial mortgage-backed securities ....            (40)                  --
       Increase (decrease) in accounts payable and other liabilities .......................         (1,428)               1,755
       Decrease in minority interests ......................................................            (26)                  --
       Increase (decrease) in amounts due to manager and affiliates ........................           (163)               1,217
       Equity in losses (earnings) of unconsolidated subsidiary, partnerships and other
          real estate venture...............................................................          1,091                 (197)
       Distributions from unconsolidated subsidiary, partnership and other real estate
          venture ..........................................................................             23                  294
                                                                                               ------------         ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................          7,825               11,356
                                                                                               ------------         ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in mortgage loans ..........................................................         (8,480)             (41,676)
    Investments in ADC loan arrangements ...................................................         (1,034)             (22,482)
    Sale of mortgage loan to affiliate .....................................................             --                4,585
    Principal collected on mortgage loans ..................................................         10,398                8,385
    Principal and interest collected on ADC loan arrangements ..............................         17,953               11,513
    Proceeds from sale of real estate, net of cash on hand .................................         17,938                   --
    Proceeds from sale of unconsolidated partnership investments ...........................          2,126                   --
    Proceeds from sale of commercial mortgage-backed securities ............................          7,814                   --
    Investments in real estate .............................................................           (350)             (40,894)
    Investments in unconsolidated partnerships and subsidiary ..............................           (282)              (2,374)
    Distributions from unconsolidated subsidiary and partnerships ..........................          3,493                   26
                                                                                               ------------         ------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ............................         49,576              (82,917)
                                                                                               ------------         ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under line of credit ..........................................             --               39,162
    Proceeds from borrowings under repurchase agreement ....................................             --               12,103
    Repayment of borrowings under repurchase agreement......................................         (9,856)              (1,402)
    Repayment of borrowings under line of credit............................................        (38,641)                  --
    Proceeds from financing provided by affiliate ..........................................             --                  907
    Proceeds from non-recourse debt on real estate .........................................             --               27,100
    Purchase of interest rate cap ..........................................................             --                 (110)
    Proceeds from sale of interest rate caps ...............................................             30                   30
    Deferred financing costs associated with line of credit ................................             --                 (120)
    Deferred financing costs associated with non-recourse debt on real estate ..............             --                 (594)
    Dividends paid to common shareholders ..................................................         (7,812)             (11,510)
                                                                                               ------------         ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............................        (56,279)              65,566
                                                                                               ------------         ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................          1,122               (5,995)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................................          4,604                9,789
                                                                                               ------------         ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................................   $      5,726         $      3,794
                                                                                               ============         ============
 SUPPLEMENTAL INFORMATION:
    Interest paid, net of amount capitalized ...............................................   $      4,438         $      2,783
                                                                                               ============         ============
    Income taxes paid ......................................................................   $         --         $         25
                                                                                               ============         ============
    Minority interest distributions associated with ADC loan arrangements ..................   $        350         $      2,111
                                                                                               ============         ============
    Debt and other liabilities assumed by buyer in connection with sale of real estate .....   $     35,156         $         --
                                                                                               ============         ============
    Receivables and other assets transferred to buyer in connection with sale of real
      estate................................................................................   $      1,380         $         --
                                                                                               ============         ============
    Receivables transferred in satisfaction of amounts due to affiliate ....................   $         --         $        280
                                                                                               ============         ============
    Amounts due to affiliate discharged in connection with sale of mortgage loan ...........   $         --         $      1,729
                                                                                               ============         ============
    Issuance of warrants in connection with line of credit .................................   $         --         $        400
                                                                                               ============         ============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   ORGANIZATION AND RELATIONSHIPS

AMRESCO Capital Trust (the "Company"), a real estate investment trust ("REIT"), was organized under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities, commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized on February 2, 1998 and commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 common shares and private placement of 1,000,011 common shares. On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000.

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

During the three and nine months ended September 30, 2000, base management fees charged to the Company totaled $426,000 and $1,424,000, respectively. Reimbursable expenses charged to the Company during these periods totaled $0 and $20,000, respectively. No operating deficit reimbursements were charged to the Company during the six months ended September 30, 2000. Base management fees incurred during the period from July 1, 2000 through September 25, 2000 and the period from September 26, 2000 through September 30, 2000 totaled $403,000 and $23,000, respectively. During the period from January 1, 2000 through September 25, 2000, base management fees totaled $1,401,000. During the period from September 26, 2000 through September 30, 2000, management fees included a charge equal to the aggregate amount of termination benefits expected to be payable to certain employees of the Manager. These costs, totaling $1,682,000, are expected to be borne by the Company through future operating deficit reimbursements. During the three and nine months ended September 30, 1999, base management fees charged to the Company totaled $563,000 and $1,521,000, respectively; reimbursable expenses charged to the Company during these periods totaled $66,000 and $170,000, respectively. During the period from its inception through March 31, 2000, no incentive fees were charged to the Company.

Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share. During the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, management fees included compensatory option charges (credits) totaling $0 and $(261,000), respectively. During the three and nine months ended September 30, 1999, management fees included compensatory option charges totaling $47,000 and $92,000, respectively.

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

As described in Note 1, shareholders approved the liquidation and dissolution of the Company on September 26, 2000. As a result, the Company adopted liquidation basis accounting on that date. Prior to September 26, 2000, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting. Under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Additionally, under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. The adjustments to the Company's assets and liabilities resulting from the adoption of liquidation basis accounting are summarized as follows (in thousands):

                                                                          Increase
                                                                         (Decrease)
                                                                         in Carrying
                                                                            Value
                                                                        ---------------
     Mortgage loans .................................................   $           574
     ADC loan arrangements ..........................................             1,257
     Investments in unconsolidated partnerships and subsidiary ......            (1,000)
     Receivables and other assets ...................................               (14)
                                                                        ---------------
     Net increase in carrying value of assets upon
        adoption of liquidation basis accounting ....................   $           817
                                                                        ===============



                                                                           Decrease
                                                                          in Carrying
                                                                             Value
                                                                        ---------------
     Accounts payable and other liabilities .........................   $            60
     Minority interests .............................................               150
                                                                        ---------------

     Net decrease in carrying value of liabilities and
        minority interests upon adoption of liquidation
        basis accounting ............................................   $           210
                                                                        ===============

Under the liquidation basis of accounting, statements of income, earnings per share data and an amount representing total comprehensive income are not presented.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and, prior to June 14, 2000, a majority-owned partnership. Prior to September 26, 2000, the Company accounted for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reported its share of income or loss based on its ownership interest. The Company used the equity method of accounting due to the non-voting nature of its ownership interest and because the Company is entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. Under liquidation basis accounting, the Company's investment in AMREIT II, Inc. is carried at its estimated net realizable value. From and after September 26, 2000, the Company accounts for its investment in AMREIT II, Inc. using the cost method of accounting and thus reports income only when cash is received. As more fully described in Note 6, the Company sold its non-controlling interests in two partnerships during the three months ended June 30, 2000; prior to their disposition, the Company accounted for these investments using the equity method of accounting and thus reported its share of income or loss based on its ownership interests.

The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K, including those resulting from the adoption of liquidation basis accounting.


In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the interim financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuations of the Company's loan investments, its commercial mortgage-backed securities and its investment in AMREIT II, Inc. Actual results may differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY CHANGES UPON ADOPTION OF LIQUIDATION BASIS ACCOUNTING

MORTGAGE LOANS

Mortgage loans are stated at estimated net realizable value as determined by management. Loan extension fees, if any, are recognized when they are received. Consistent with the historical cost (or going concern) basis of accounting, interest income on mortgage loans is recognized on an accrual basis at the contractual accrual rate. Interest income on impaired loans is recognized using a cash-basis method. Loans are deemed to be impaired when it is probable that a borrower will not be able to fulfill the contractual terms of its loan agreement. Under liquidation basis accounting, an allowance for loan losses is no longer separately reported as the Company's loans are carried at their estimated net realizable values. Changes in the estimated net realizable values of mortgage loans, if any, are reported in the consolidated statement of changes in net assets in liquidation.

ACQUISITION, DEVELOPMENT AND CONSTRUCTION (ADC) LOAN ARRANGEMENTS

Under the historical cost (or going concern) basis of accounting, the Company accounted for certain real estate loan arrangements as either real estate or joint venture investments for financial reporting purposes. On September 26, 2000, the carrying values of these loan arrangements were adjusted to their estimated net realizable values as determined by management; concurrently, such investments were reclassified to mortgage loans. Under the liquidation basis of accounting, the Company accounts for these investments in the same manner as it accounts for its other mortgage loans. As these loan arrangements are carried at their estimated net realizable values, the Company no longer provides for systematic depreciation of these investments.

COMMERCIAL MORTGAGE-BACKED SECURITIES

The Company's investments in commercial mortgage-backed securities ("CMBS") are carried at estimated net realizable value as determined by third party market rates quoted to the Company. Any unrealized gains or losses (changes in estimated net realizable value) are reported in the consolidated statement of changes in net assets in liquidation. Income from CMBS is recognized at the fixed coupon rate.

STOCK-BASED COMPENSATION

Under liquidation basis accounting, the Company no longer records compensation expense associated with the options that are held by the Manager and certain other members of the AMRESCO Group. In liquidation, the assumptions underlying the fair value based method of accounting for stock options are no longer appropriate.

4. LOAN INVESTMENTS

As of September 30, 2000, the Company's loan investments are summarized as follows (dollars in thousands):

                                                                                              Estimated
                                                                                                 Net     Interest Interest
 Date of Initial      Scheduled                                    Commitment     Amount     Realizable    Pay    Accrual
   Investment          Maturity         Location    Property Type    Amount    Outstanding      Value      Rate    Rate
------------------ ----------------- -------------- -------------- ----------- ------------- ------------ ------- -------
May 12, 1998       March 31, 2001    Richardson, TX Office         $ 14,700      $ 14,700      $ 14,700   10.0%   12.0%
June 1, 1998       June 1, 2001      Houston, TX    Office           11,800        11,635        11,635   12.0%   12.0%
June 22, 1998      June 19, 2001     Wayland, MA    Office           45,000        40,877        40,877   10.5%   10.5%
July 10, 1998      November 1, 2000  Pasadena, TX   Apartment         3,350         3,004         3,004   10.0%   14.0%
May 18, 1999       May 19, 2001      Irvine, CA     Office           15,558        15,092        15,092   10.0%   12.0%
July 29, 1999      July 28, 2001     Lexington, MA  R&D/Bio-Tech      5,213         4,443         4,443   11.6%   14.6%
August 19, 1999    October 26, 2000  San Diego, CA  Medical Office    5,745         5,600         5,600   11.6%   11.6%
June 19, 1998      November 10, 2000 Houston, TX    Office           24,000        22,924        22,347   12.0%   12.0%
July 1, 1998       October 31, 2000  Dallas, TX     Office           10,068         8,569         1,000   10.0%   15.0%
                                                                   --------    ----------    ----------

Total loan investments                                             $135,434      $126,844      $118,698
                                                                   ========    ==========    ==========

At September 30, 2000, amounts outstanding under acquisition/rehabilitation loans, construction loans and acquisition loans totaled $53,924,000, $37,624,000 and $35,296,000, respectively. The estimated net realizable values of acquisition/rehabilitation loans, construction loans and acquisition loans totaled $53,924,000, $37,047,000 and $27,727,000, respectively, at September 30,
2000.

As of September 30, 2000, the Company had outstanding commitments to fund approximately $8,590,000 under nine loans. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

Immediately prior to the adoption of liquidation basis accounting, the Company's loan investments were classified as follows (in thousands):

                                                                  Loan Amount         Balance Sheet
                                                                 Outstanding at         Amount at
                                                               September 25, 2000   September 25, 2000
                                                               ------------------   ------------------
          Mortgage loans held for investment, net .............   $     94,819        $     94,246

          Real estate, net ....................................         22,924              21,090
          Investment in real estate venture ...................          8,569               6,978
                                                                  ------------        ------------
             Total ADC loan arrangements ......................         31,493              28,068
                                                                  ------------        ------------
          Total loan investments ..............................   $    126,312             122,314
                                                                  ============
          Allowance for loan losses .........................................               (5,978)
                                                                                      ------------
          Total loan investments, net of allowance for losses ...............         $    116,336
                                                                                      ============

The differences between the outstanding loan amounts and the balance sheet amounts at September 25, 2000 were due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at September 25, 2000 (in thousands):

               Land ..............................   $         2,490
               Buildings and improvements ........            19,093
                                                     ---------------
                  Total ..........................            21,583
               Less: Accumulated depreciation ....              (493)
                                                     ---------------

                                                     $        21,090
                                                     ===============

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures for the period from January 1, 2000 through September 25, 2000 is as follows (in thousands):

                                       Mortgage         ADC Loan
                                        Loans         Arrangements        Total
                                   --------------    --------------    --------------
 Balance, beginning of period ..   $       96,737    $       46,907    $      143,644
 Investments in loans ..........            8,480             1,662            10,142
 Collections of principal ......          (10,398)          (17,076)          (27,474)
                                   --------------    --------------    --------------

 Balance, end of period ........   $       94,819    $       31,493    $      126,312
                                   ==============    ==============    ==============

During the period from January 1, 2000 through September 25, 2000, the activity in the allowance for loan losses was as follows (in thousands):

                                Balance, beginning of period.................... $ 4,190
                                Provision for losses ...........................   1,788
                                Charge-offs ....................................      --
                                Recoveries .....................................      --
                                                                                 -------

                                Balance, end of period...........................$ 5,978
                                                                                 =======

A summary of the adjustments to the Company's loan investments (and the reclassifications thereof) resulting from the adoption of liquidation basis accounting is as follows (in thousands):

                                                                                                 Investments
                                                                                                 During the
                                                                                                 Period from     Estimated
                                                   Balance        Adjustments                      Sept 26,         Net
                                                    Sheet            to                              2000        Realizable
                                                  Amount at          Net                           through        Value at
                                                   Sept 25,       Realizable                       Sept 30,       Sept 30,
                                                     2000           Value      Reclassifications     2000           2000
                                                 ------------    ------------  ----------------- ------------   ------------
         Mortgage loans ......................   $     94,246    $        574    $     23,347    $        531   $    118,698

         Real estate, net ....................         21,090           1,257         (22,347)             --             --
         Investment in real estate venture ...          6,978          (5,978)         (1,000)             --             --
                                                 ------------    ------------    ------------    ------------   ------------
            Total ADC loan arrangements ......         28,068          (4,721)        (23,347)             --             --
                                                 ------------    ------------    ------------    ------------   ------------

         Total loan investments ..............        122,314          (4,147)             --             531        118,698
         Allowance for loan losses ...........         (5,978)          5,978              --              --             --
                                                 ------------    ------------    ------------    ------------   ------------

         Total loan investments, net of
            allowance for loan losses ........   $    116,336    $      1,831    $         --    $        531   $    118,698
                                                 ============    ============    ============    ============   ============

5. COMMERCIAL MORTGAGE-BACKED SECURITIES

As of September 30, 2000, the Company held three commercial mortgage-backed securities which were acquired at an aggregate purchase price of $22,598,000. The Company's CMBS available for sale are carried at estimated net realizable value which approximates estimated fair value. At September 30, 2000, the aggregate amortized cost and estimated net realizable value of CMBS, by underlying credit rating, were as follows (in thousands):

                                                                                        Estimated
                          Security      Amortized     Unrealized     Unrealized      Net Realizable
                           Rating          Cost          Gains          Losses            Value
                        ------------- -------------- -------------- --------------   --------------
                              BB-      $      4,305   $         --    $     (1,190)   $      3,115
                              B              15,880             --          (5,016)         10,864
                              B-              3,167             --            (842)          2,325
                                       ------------   ------------    ------------    ------------

                                       $     23,352   $         --    $     (7,048)   $     16,304
                                       ============   ============    ============    ============

6. ASSET DISPOSITIONS

During the nine months ended September 30, 2000, the Company sold two of its CMBS holdings (the "B-2A" and "G-2" securities). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                                      Total
                                                   Disposition         Amortized       Gross Realized
                    Security      Sale Date          Proceeds            Cost                Loss
                    --------  ----------------   ----------------   ----------------   ----------------
                       B-2A   January 11, 2000   $          3,784   $          3,914   $           (130)

                       B-3A     March 21, 2000   $          3,341   $          3,481   $           (140)

                        G-2    August 23, 2000   $          4,030   $          8,167   $         (4,137)

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

7. FINANCING FACILITY

Effective as of November 3, 2000, the Company (and certain of its subsidiaries) entered into a First Amendment to Amended and Restated Interim Warehouse and Security Agreement (the "First Amendment") with Prudential Securities Credit Corporation, LLC (PSCC), successor in interest to Prudential Securities Credit Corporation. Under the terms of the First Amendment, the committed amount of the credit facility was reduced from $300 million to $35 million (subject to certain limitations) and the maturity date was extended from November 3, 2000 to April 30, 2001. On and after November 3, 2000, the Company may request advances under the line of credit only for purposes of funding its unfunded loan commitments and its dividend payments to shareholders to the extent such dividends are necessary in order for the Company to maintain its qualification as a REIT. As compensation for entering into the First Amendment, the Company paid PSCC an extension fee equal to 0.5% of the committed amount. Under the First Amendment, borrowings bear interest at LIBOR plus 1.25% per annum. At September 30, 2000, $22,000,000 was outstanding under the line of credit; the weighted average interest rate under this facility was 7.88% per annum.

During the period from January 1, 2000 through August 3, 2000, the Company was a party to a $59 million (notional) interest rate cap agreement. On August 4, 2000, the Company terminated a portion of this interest rate cap agreement at a gain of $19,000. The revised agreement, which more closely matched the borrowings then outstanding under the Company's line of credit, had a notional amount of $30 million. The interest rate cap agreements entitled the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeded 6.25%. During the three and nine months ended September 30, 2000, amounts due from the counterparty under the terms of the Company's interest rate cap agreements totaled $39,000 and $61,000, respectively. The revised agreement expired on November 1, 2000.

8. STOCK-BASED COMPENSATION

Under the historical cost (or going concern) basis of accounting, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $0.07 per share as of June 30, 2000. The fair value of the options was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rate of 6.35%; expected life of three years; expected volatility of 20%; and dividend yield of 12%. During the three months ended June 30, 2000, compensation cost associated with those options that had not previously vested was adjusted to reflect the decline in fair value (from December 31, 1999) of approximately $0.64 per share. During the period from July 1, 2000 through September 25, 2000, the period from January 1, 2000 through September 25, 2000 and the three and nine months ended September 30, 1999, compensatory option charges (credits) included in management fees and general and administrative expenses were as follows (in thousands):


                                                   Period from         Three           Period from           Nine
                                                  July 1, 2000         Months         January 1, 2000        Months
                                                     through           Ended             through             Ended
                                                  September 25,     September 30,      September 25,      September 30,
                                                       2000             1999               2000               1999
                                                 ---------------   ---------------    ---------------    ---------------
       Management fees .......................   $            --   $            47    $          (261)   $            92
       General and administrative expenses ...                --                 6                (27)               (14)
                                                 ---------------   ---------------    ---------------    ---------------

                                                 $            --   $            53    $          (288)   $            78
                                                 ===============   ===============    ===============    ===============

9. COMMON STOCK

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

On September 25, 2000, Prudential Securities Incorporated, an affiliate of PSCC, purchased 20,863 of the Company's common shares by tendering 250,002 warrants with an exercise price of $9.83 per share. No cash was received by the Company in connection with this issuance of common shares. The Company has no other warrants outstanding.

On September 26, 2000, an executive officer of the Company exercised options to purchase 4,000 shares of common stock at $7.88 per share. At September 30, 2000, options to purchase 1,411,261 common shares were outstanding; 1,111,258 options have an exercise price of $15.00 and 300,003 options have an exercise price of $18.75.

10. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

                                                            Period from      Three        Period from      Nine
                                                           July 1, 2000      Months     January 1, 2000    Months
                                                             through         Ended         through         Ended
                                                           September 25,  September 30,  September 25,  September 30,
                                                               2000           1999           2000           1999
                                                           ------------   ------------  --------------- ------------
 Net income available to common shareholders ...........   $          9   $      2,344   $      5,948   $      7,395
                                                           ============   ============   ============   ============
 Weighted average common shares outstanding ............         10,000         10,000         10,000         10,000
                                                           ============   ============   ============   ============

 Basic earnings per common share .......................   $         --   $       0.24   $       0.59   $       0.74
                                                           ============   ============   ============   ============

 Weighted average common shares outstanding ............         10,000         10,000         10,000         10,000
 Effect of dilutive securities:
    Restricted shares ..................................             15             15             15             11
    Net effect of assumed exercise of warrants .........             22             --             13             --
    Net effect of assumed exercise of stock options ....              1              1              1             --
                                                           ------------   ------------   ------------   ------------
 Adjusted weighted average shares outstanding ..........         10,038         10,016         10,029         10,011
                                                           ============   ============   ============   ============

 Diluted earnings per common share .....................   $         --   $       0.24   $       0.59   $       0.74
                                                           ============   ============   ============   ============

At September 25, 2000, options to purchase 1,415,261 common shares were outstanding. During the period from January 1, 2000 through September 24, 2000, warrants to purchase 250,002 common shares were outstanding; these warrants were exercised on September 25, 2000 (Note 9). For the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, options related to 1,411,261 shares were not included in the computations of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares. Options and warrants to purchase 1,466,011 and 250,002 shares, respectively, of common stock were outstanding at September 30, 1999. For the three and nine months ended September 30, 1999, options related to 1,460,011 shares and the warrants were not included in the computations of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

11. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by, and distributions to, its owners. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income during the period from July 1, 2000 through September 25, 2000, the period from January 1, 2000 through September 25, 2000, and the three and nine months ended September 30, 1999, was as follows (in thousands):


                                                           Period from        Three        Period from         Nine
                                                           July 1, 2000       Months      January 1, 2000      Months
                                                             through          Ended          through           Ended
                                                           September 25,   September 30,   September 25,   September 30,
                                                               2000            1999            2000             1999
                                                           -------------   ------------    ------------    ------------
 Net income ............................................   $          9    $      2,344    $      5,948    $      7,395
 Unrealized losses on securities available for sale:
    Unrealized holding losses ..........................            (93)            (45)           (643)         (2,866)
    Reclassification adjustment for
       losses included in net income ...................          4,137              --           4,407              --
                                                           ------------    ------------    ------------    ------------

 Comprehensive income ..................................   $      4,053    $      2,299    $      9,712    $      4,529
                                                           ============    ============    ============    ============

12. SEGMENT INFORMATION

The Company, as an investor in real estate related assets, operates in only one reportable segment. Historically, the Company made asset allocation decisions within this segment based upon its diversification strategies and changes in market conditions. The Company does not have, nor does it rely upon, any major customers. All of the Company's investments are secured directly or indirectly by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

13. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 such that it is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier application is encouraged. The Company does not believe that the provisions of SFAS No. 133 will have a material impact on its financial condition or operating results.

14. SUBSEQUENT EVENTS

On October 19, 2000, the Company made its first liquidating distribution pursuant to the Plan of Liquidation and Dissolution. This dividend, totaling $0.30 per share, was declared on September 27, 2000 and was payable to shareholders of record on October 6, 2000.

On October 31, 2000, the Company declared its second liquidating distribution pursuant to the Plan of Liquidation and Dissolution; the dividend, totaling $0.35 per share, is payable on November 21, 2000 to shareholders of record on November 9, 2000.

On October 26, 2000 and November 1, 2000, two of the Company's loan investments were fully repaid. At September 30, 2000, the amounts outstanding under these loans totaled $5,600,000 and $3,004,000, respectively. On October 31, 2000 and November 10, 2000, the Company received $1,000,000 and $22,347,000, respectively, in complete satisfaction of two other loan investments. These dispositions produced no gain or loss as all four investments were disposed of at their estimated net realizable values.

On November 14, 2000, the Company repaid $22,000,000 of outstanding borrowings under its line of credit facility.

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

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS holdings and its equity investments in real estate. To date, the Company has sold two of its CMBS investments, its 49% limited partner interest in a suburban office building, its majority ownership interest in five grocery-anchored shopping centers and its minority ownership interest in a partnership that owns CMBS. Additionally, in March 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS investment. Currently, the Company's non-core asset portfolio is comprised of three commercial mortgage-backed securities which management is marketing for sale.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000. As a result, the Company adopted liquidation basis accounting on September 26, 2000. Prior to that date, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting. Under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. Additionally, under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Statements of income, earnings per share data and an amount representing total comprehensive income are not presented. For a discussion of the liquidation basis of accounting and a summary of the adjustments to the Company's assets and liabilities resulting from the adoption thereof, reference is made to the Company's consolidated financial statements and notes thereto included in Item 1 of this report.

A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. Through September 30, 2000, the Company has used the proceeds from four loan repayments and the asset sales described above to repay a portion of its credit facilities. During the nine months ended September 30, 2000, the Company reduced the outstanding borrowings under its line of credit by $38.6 million, from $60.6 million to $22.0 million, and it fully repaid its repurchase agreement indebtedness of $9.8 million. On November 14, 2000, the Company fully repaid its line of credit indebtedness of $22.0 million with proceeds from asset dispositions that occurred in late October and early November. Now that the line of credit has been fully repaid, the Board of Trust Managers intends to distribute the Company's remaining assets to its shareholders as, and when, additional loans are repaid and assets are sold, provided that the Trust Managers believe that adequate reserves are available for the payment of the Company's liabilities, expenses and unfunded loan commitments. At a minimum, the Company intends to make distributions in amounts sufficient to allow it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Given the short duration of the Company's loans and the quality of most of its assets, the Company believes that the liquidation process will be completed within 18 to 24 months from September 26, 2000, the date that shareholders approved the liquidation, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in "Item
1. Financial Statements".

Under the historical cost (or going concern) basis of accounting, net income for the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000 was $9,000 and $5,948,000, respectively, or $0 and $0.59 per common share, respectively. The Company's primary sources of revenue for the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, totaling $4,368,000 and $15,708,000, respectively, were as follows:

o $3,812,000 and $11,790,000, respectively, from loan investments. As some of the Company's loan investments were accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues were included in the consolidated statements of income for the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000 as follows: interest income on mortgage loans of $2,930,000 and $8,937,000, respectively; and operating income from real estate of $882,000 and $2,853,000, respectively.

o    $706,000 and $2,405,000, respectively, from investments in CMBS.

o $0 and $2,387,000, respectively, of operating income from real estate previously owned by the Company (through a majority-owned partnership).

o $(228,000) and $(1,091,000), respectively, of equity in losses from its unconsolidated subsidiary, partnerships and other real estate venture, including the Company's share of the loss realized in connection with the sale of the subsidiary's CMBS investment in March 2000.

o $78,000 and $217,000, respectively, of interest income from short-term investments.

Additionally, the Company realized gains of $1,293,000 and $1,930,000 during the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, respectively, in connection with the repayments of two ADC loan arrangements. The repayments occurred on March 24, 2000 and September 14, 2000 resulting in gains totaling $637,000 and $1,293,000, respectively. The gains were comprised principally of the incremental interest income earned on the loan investments, the recapture of previously recorded depreciation and the recognition (in earnings) of the loan commitment fees which had been received by the Company at the time the loans were originated. Additionally, the gain associated with the repayment in September 2000 included a profit participation of $261,000. During the period from January 1, 2000 through September 25, 2000, the Company realized gains of $1,485,000 and $674,000 in connection with the sale of real estate and two unconsolidated partnership investments, respectively; these sales were completed during the three months ended June 30, 2000. The real estate disposition was effected by a sale of the Company's 99.5% interest in a master partnership that, through individual subsidiary partnerships, owns five grocery-anchored shopping centers.

The Company incurred expenses of $1,515,000 and $9,530,000, respectively, during the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000. These expenses are set forth below.

o $723,000 and $4,396,000, respectively, of interest expense associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o $403,000 and $1,140,000, respectively, of management fees, including $403,000 and $1,401,000, respectively, of base management fees payable to the Manager pursuant to the Management Agreement, as amended, and $0 and $(261,000), respectively, of credits associated with compensatory options granted to the Manager. No incentive fees or operating deficit reimbursements were incurred during either period.

o $176,000 and $1,018,000, respectively, of general and administrative costs, including $72,000 and $705,000, respectively, for professional services (including a financial advisor's fee during the period from January 1, 2000 through September 25, 2000), $55,000 and $172,000, respectively, for directors and officers' insurance, $0 and $20,000, respectively, of reimbursable costs pursuant to the amended Management Agreement, $0 and $(27,000), respectively, related to compensatory options granted to certain members of the AMRESCO Group, $30,000 and $37,000, respectively, of fees paid to the Company's Independent Trust Managers for their services to the Company, $14,000 and $29,000, respectively, of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $0 and $34,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers, and $3,000 and $17,000, respectively, of travel costs. These categories do not represent all general and administrative expenses.

o $213,000 and $1,188,000 of depreciation expense, including $0 and $499,000, respectively, related to five grocery-anchored shopping centers and $213,000 and $689,000, respectively, related to loan investments that were accounted for as real estate.

o    $0 and $1,788,000, respectively, of provision for loan losses.

Additionally, the Company realized losses of $4,137,000 and $4,267,000 during the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, respectively, in connection with the sales of two of its CMBS holdings. The sales occurred in January 2000 and August 2000 resulting in losses totaling $130,000 and $4,137,000, respectively.

During the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, minority interest in a subsidiary partnership's net income totaled $0 and $52,000, respectively.

Period From July 1, 2000 Through September 25, 2000 Compared to Three Months Ended September 30, 1999

The Company's revenues decreased by $1,933,000 (or 31%), from $6,301,000 to $4,368,000, due to declines in interest income on mortgage loans of $911,000, income from commercial mortgage-backed securities of $199,000, operating income from real estate of $534,000 and equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture of $291,000. Interest income on mortgage loans declined as a result of the fact that the Company had lower average outstanding balances during the current period as compared to the prior period. The decline in income from commercial mortgage-backed securities (from the prior period) was attributable to the sales (in January 2000 and August 2000) of two of the Company's CMBS holdings. Operating income from real estate declined as a result of the real estate disposition that occurred on June 14, 2000. This loss of revenue was partially offset by higher revenues from properties underlying two of the Company's ADC loan arrangements that were accounted for as real estate; these properties were substantially completed on July 1, 1999 and October 1, 1999, respectively, and began producing operating income thereafter. Equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture declined as a result of the sale of the subsidiary's CMBS investment in March 2000 and less favorable operating results from the partnership that the Company assumed control of on February 25, 1999.

The Company's aggregate expenses decreased by $2,442,000 (or 62%), from $3,957,000 to $1,515,000. The component expenses decreased as follows (in thousands):

           Interest expense ........................... $  1,046
           Management fees ............................      207
           General and administrative .................      162
           Depreciation ...............................      195
           Participating interest in mortgage loans ...      190
           Provision for loan losses ..................      642
                                                        --------

              Total decrease in expenses .............. $  2,442
                                                        ========

Interest expense decreased primarily as a result of lower average debt balances under the Company's two credit facilities (the average debt outstanding under these facilities was approximately $47.2 million lower during the period from July 1, 2000 through September 25, 2000 as compared to the three months ended September 30, 1999). Additionally, the Company's non-recourse debt on real estate was assumed by the buyer in connection with the sale of real estate on June 14, 2000 and therefore was not outstanding during the period from July 1, 2000 through September 25, 2000; during the three months ended September 30, 2000, the average outstanding balance of non-recourse debt on real estate approximated $30.8 million.

The Company's base management fees decreased by $160,000, from $563,000 to $403,000, as a result of the fact that the Company's average asset base (upon which the fee is calculated) was smaller in the current period (as compared to the prior period) while compensatory option charges (included in management fees) declined by $47,000, from $47,000 to $0, as a result of a decrease in the value of the options.

The decrease in general and administrative expenses was due primarily to the fact that the Company incurred dividend equivalent costs of $87,000 and reimbursable costs under the Management Agreement of $66,000 during the prior period. No such costs were incurred by the Company during the period from July 1, 2000 through September 25, 2000. The decrease in depreciation expense was attributable primarily to the real estate disposition described above. The Company incurred no participating interest in mortgage loans during the period from July 1, 2000 through September 25, 2000 as the financing arrangement giving rise to such costs was fully extinguished on November 1, 1999. The decrease in the Company's provision for loan losses was attributable to the fact that the Company's allowance for loan losses at September 25, 2000 was deemed to be adequate.

For the reasons cited above, income before gains (losses) and minority interests increased by $509,000 (or 22%), from $2,344,000 to $2,853,000. Net income declined by $2,335,000, from $2,344,000 to $9,000 primarily as a result of disposition-related gains and losses aggregating $(2,844,000). The loss of $4,137,000 realized in connection with the sale of one of the Company's CMBS holdings was partially offset by a gain of $1,293,000 realized in connection with the repayment of an ADC loan arrangement.

Period From January 1, 2000 Through September 25, 2000 Compared to Nine Months Ended September 30, 1999

The Company's revenues decreased by $809,000 (or 5%), from $16,517,000 to $15,708,000, and its expenses decreased by $176,000 (or 2%), from $9,706,000 to
$9,530,000. The changes in the component revenues and expenses were as follows (dollars in thousands):

                                                                            Increase /
                                                                            (Decrease)
                                                                           ------------

         Interest income on mortgage loans .............................   $     (1,839)
         Income from commercial mortgage-backed securities .............           (348)
         Operating income from real estate .............................          2,647
         Equity in earnings (losses) of unconsolidated subsidiary,
             partnerships and other real estate venture ................         (1,288)
         Interest income from short-term investments ...................             19
                                                                           ------------

             Total net decrease in revenues ............................   $       (809)
                                                                           ============

          Interest expense .............................................   $        969
          Management fees ..............................................           (473)
          General and administrative ...................................           (102)
          Depreciation .................................................            483
          Participating interest in mortgage loans .....................         (1,019)
          Provision for loan losses ....................................            (34)
                                                                           ------------

             Total net decrease in expenses ............................   $       (176)
                                                                           ============

For the most part, the changes in the component revenues were attributable to the same factors cited above under the sub-heading "Period From July 1, 2000 Through September 25, 2000 Compared to Three Months Ended September 30, 1999." The increase in operating income from real estate was attributable to the acquisitions of real estate that occurred on April 30, 1999 and August 25, 1999. Additionally, the properties underlying two of the Company's ADC loan arrangements that were accounted for as real estate were substantially completed on July 1, 1999 and October 1, 1999, respectively, and began producing operating income thereafter. The decrease in equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate venture was due, in part, to the loss of revenue resulting from the sale of the unconsolidated subsidiary's CMBS investment in March 2000 and the Company's share of the loss realized in connection with such sale; furthermore, in addition to less favorable operating results from the partnership that the Company assumed control of on February 25, 1999, the current period results included $346,000 of costs associated with a settlement of alleged defaults under the partnership's first lien mortgage.

Interest expense increased primarily as a result of the fact that $593,000 of interest costs were capitalized during the nine months ended September 30, 1999; in contrast, no interest costs were capitalized during the period from January 1, 2000 through September 25, 2000. Higher interest rates (related to the Company's two credit facilities) also contributed to the increase in interest expense. The Company's base management fees decreased by $120,000, from $1,521,000 to $1,401,000, as a result of the fact that the Company's average asset base (upon which the fee is calculated) was smaller during the current period (as compared to the prior period) while compensatory option charges (included in management fees) declined by $353,000, from $92,000 to $(261,000), as a result of a decrease in the value of the options. The increase in depreciation expense was attributable to the real estate acquisitions and ADC loan arrangements described above. The decrease in participating interest in mortgage loans was attributable to the same factor cited above under the sub-heading "Period From July 1, 2000 Through September 25, 2000 Compared to Three Months Ended September 30, 1999."

For the reasons cited above, income before gains (losses) and minority interests decreased by $633,000 (or 9%), from $6,811,000 to $6,178,000. Net income decreased by $1,447,000 (or 20%), from $7,395,000 to $5,948,000. In addition to the factors cited above, minority interest in a subsidiary partnership's net income, dissimilar gains from repayments of ADC loan arrangements (in 1999 and 2000), losses associated with sales of CMBS (in 2000) and gains from the sales of real estate and two unconsolidated partnership investments (in 2000) contributed to the net income variance from period to period.

Changes in Net Assets in Liquidation

Under the liquidation basis of accounting, net assets in liquidation decreased by $1,518,000 during the period from September 26, 2000 through September 30, 2000. During this period, revenues and expenses totaled $184,000 and $1,734,000, respectively. The Company's expenses were comprised primarily of management fees totaling $1,705,000. Included in this amount was a charge equal to the aggregate amount of termination benefits expected to be payable to certain employees of the Manager. These costs, totaling $1,682,000, are expected to be borne by the Company through future operating deficit reimbursements under the terms of the amended Management Agreement. Additionally, during the period, the Company received $32,000 from the exercise of 4,000 stock options.

Distributions

Historically, the Company's policy has been to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends were paid quarterly through the first quarter of 2000. The Company's first quarter dividend, totaling $0.34 per share, was declared on April 25, 2000; the dividend was paid on May 15, 2000 to shareholders of record on May 4, 2000. For federal income tax purposes, this dividend will likely be treated as ordinary income to the Company's shareholders.

Tax basis income differs from the operating results reported for financial reporting purposes under the historical cost (or going concern) basis of accounting and the liquidation basis of accounting due to differences in methods of accounting for revenues, expenses, gains and losses. As a result of these accounting differences, net income (under the historical cost [or going concern] basis of accounting) and the increase/decrease in net assets from operating activities (under the liquidation basis of accounting) are not necessarily indicative of the distributions which must be made by the Company in order for it to continue to qualify as a REIT under the Code.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. To date, the Company has declared two liquidating distributions pursuant to the plan of liquidation and dissolution. The following table sets forth information regarding the declaration, record and payment dates for these liquidating distributions.

                                                                                                               Dividend
                                                                                                                  per
                                                       Declaration          Record             Payment          Common
                                                          Date               Date               Date             Share
                                                   ------------------  ----------------   -----------------    ---------

         First Liquidating Distribution            September 27, 2000  October 6, 2000    October 19, 2000     $    0.30
         Second Liquidating Distribution           October 31, 2000    November 9, 2000   November 21, 2000    $    0.35

The timing and amount of future liquidating distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of asset dispositions, reserve requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions which will allow it to continue to qualify as a REIT under the Code.

The Company believes that distributions made to shareholders pursuant to the plan of liquidation and dissolution will be treated for federal income tax purposes as distributions in a complete liquidation. In this case, in general, shareholders will realize, for federal income tax purposes, gain or loss equal to the difference between the cash distributed to them from the liquidating distributions and their adjusted tax basis in their shares. Tax consequences to shareholders may differ depending upon their circumstances. Shareholders are encouraged to consult with their own tax advisors.

Loan Investments

During the three months ended September 30, 2000, two of the Company's loans were fully repaid, one of which was an ADC loan arrangement. During the nine months ended September 30, 2000, four of the Company's loans were fully repaid, two of which were ADC loan arrangements. Collections of principal totaled approximately $19.1 million and $27.5 million during the three and nine months ended September 30, 2000, respectively. During the three and nine months ended September 30, 2000, the Company advanced a total of approximately $4.4 million and $10.7 million, respectively, under its loan commitments.

Based upon the amounts outstanding, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.9% and a weighted average interest accrual rate of 11.6% as of September 30, 2000. These weighted average interest rates exclude the loan which was deemed to be impaired as of December 31, 1999 (see note [d] accompanying the table below). As of September 30, 2000, the Company's loan investments are summarized as follows (dollars in thousands):

                                                                                                  Estimated
                                                                                                      Net        Interest  Interest
Date of Initial         Scheduled                                    Commitment      Amount       Realizable       Pay     Accrual
   Investment           Maturity         Location      Property Type   Amount      Outstanding       Value         Rate     Rate
---------------    -----------------  --------------  -------------- ----------    -----------    ----------     --------  --------
May 12, 1998       March 31, 2001     Richardson, TX  Office         $  14,700     $    14,700    $   14,700       10.0%   12.0%

June 1, 1998       June 1, 2001       Houston, TX     Office            11,800          11,635        11,635       12.0%   12.0%

June 22, 1998      June 19, 2001      Wayland, MA     Office            45,000          40,877        40,877       10.5%   10.5%

July 10, 1998      November 1, 2000   Pasadena, TX    Apartment          3,350           3,004(a)      3,004       10.0%   14.0%

May 18, 1999       May 19, 2001       Irvine, CA      Office            15,558          15,092        15,092       10.0%   12.0%

July 29, 1999      July 28, 2001      Lexington, MA   R&D/Bio-Tech       5,213           4,443         4,443       11.6%   14.6%

August 19, 1999    October 26, 2000   San Diego, CA   Medical Office     5,745           5,600(b)      5,600       11.6%   11.6%

June 19, 1998      November 10, 2000  Houston, TX     Office            24,000          22,924        22,347(c)    12.0%   12.0%

July 1, 1998       October 31, 2000   Dallas, TX      Office            10,068           8,569         1,000(d)    10.0%   15.0%
                                                                     ----------    -----------    ----------
Total loan investments                                               $ 135,434(e)  $   126,844(e) $  118,698(e)
                                                                     =========     ===========    ==========

(a)  Loan was fully repaid on November 1, 2000.
(b)  Loan was fully repaid on October 26, 2000.
(c)  Amount was collected on November 10, 2000.
(d) Loan was deemed to be impaired as of December 31, 1999. Amount was collected on October 31, 2000.
(e) Amounts exclude the loan which was reclassified to investment in unconsolidated subsidiary during the three months ended March 31, 1999.

During the period from October 1, 2000 through the date of this report, the Company received approximately $32 million in connection with the disposition of four of its loan investments (see notes [a] through [d] accompanying the table above). Inclusive of these transactions, the Company's mortgage loan portfolio is now comprised of five investments (excluding the loan which was reclassified to investment in unconsolidated subsidiary during the three months ended March 31, 1999). The aggregate commitment amount, amount outstanding and estimated net realizable value of these five investments totals $92.271 million, $86.747 million and $86.747 million, respectively. The Company is obligated to fund the balance of these commitments, or $5.524 million, to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Conversely, a portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. One of the five loans provides the Company with the opportunity for profit participation above the contractual accrual rate. Four of the five loans are secured by first liens; the other investment, the Company's $14.7 million Richardson office loan, is secured by a second lien.

The Company provided financing through certain real estate loan arrangements that, because of their nature, qualified (under the historical cost [or going concern] basis of accounting) either as real estate or joint venture investments for financial reporting purposes. For a discussion of these loan arrangements and the changes thereto resulting from the adoption of liquidation basis accounting, see the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, and the Company's consolidated financial statements and notes thereto included in Item 1 of this report, respectively.

Pursuant to the terms of the underlying loan agreements, extension options are available to three of the Company's remaining borrowers provided that such borrowers are not in violation of any of the conditions established in the loan agreements. The loans provide for an extension fee to be paid to the Company at the time the extension option is exercised by the borrower. The extension fees range from 0.5% to 1% of the loan commitment amount, depending upon the length of the extension option. The following table summarizes the extension options currently available to the Company's borrowers under the terms of their respective loan agreements (dollars in thousands):

                                                              Amount
                                                          Outstanding at
                       Scheduled           Commitment     September 30,            Extension Options
                        Maturity             Amount            2000              Available to Borrower
                ------------------------ --------------- ----------------- ----------------------------------
                  March 31, 2001         $      14,700   $       14,700           Two 1-Year Options

                  May 19, 2001                  15,558           15,092           One 6-Month Option

                  July 28, 2001                  5,213            4,443           One 6-Month Option
                                         -------------   --------------

                                         $      35,471   $       34,235
                                         =============   ==============

During the three months ended June 30, 2000, the maturity date of the Company's $45 million Wayland office loan was extended to June 19, 2001 under a 1-year extension option that the borrower elected to exercise. At September 30, 2000, $40.877 million was outstanding under this facility.

A mezzanine loan with an outstanding balance of $8,569,000 and an estimated net realizable value (at September 30, 2000) of $1,000,000 was impaired as of December 31, 1999. Immediately prior to the adoption of liquidation basis accounting, this loan had a recorded investment of $6,978,000; the allowance for loan losses related to this investment, which was secured by partnership interests in the borrower, totaled $5,978,000 at September 25, 2000. In addition to the Company's mortgage, the property was encumbered by a $45.5 million first lien mortgage provided by an unaffiliated third party, of which $44 million was outstanding at October 31, 2000. Through March 2000, all interest payments were made in accordance with the terms of the first lien mortgage and the Company's loan. On February 15, 2000, the Company entered into a Conditional Agreement with the borrower. Under the terms of the Conditional Agreement, which was subject to approval by the first lien lender, the Company agreed to accept $3,000,000 in complete satisfaction of all amounts owed to it by the borrower provided that such payment was received by the Company on or before May 15, 2000. On May 10, 2000, the borrower notified the Company that it would be unable to make the $3,000,000 payment called for under the terms of the Conditional Agreement. At this time, the borrower also informed the Company that it would not make the April 2000 interest payment to the first lien lender before the grace period for such payment expired. After the grace period elapsed, the first lien lender served a default notice to the borrower for its failure to make this interest payment. Concurrently, the Company served a default notice to the borrower for its failure to pay interest due under the terms of the mezzanine loan. Effective as of May 15, 2000, the Company entered into an Agreement for DPO (or discounted payoff) with the borrower (the "DPO Agreement"). Under the terms of the DPO Agreement, the Company agreed to accept $1,250,000 (the "DPO Amount") in complete satisfaction of all amounts owed to it by the borrower provided that certain conditions were met. On or before May 31, 2000, the borrower was required to pay $250,000 of the DPO Amount to the Company. The recorded investment of this loan was reduced by $250,000 upon receipt of this payment on May 31, 2000. On May 16, 2000, the borrower cured the default on the first lien mortgage by making the April 2000 interest payment. The borrower's ability to fully satisfy the loan pursuant to the DPO Agreement was further conditioned upon there being no subsequent defaults under the first lien mortgage. Through October 2000, all debt service payments were made in accordance with the terms of the first lien mortgage. As a result of the events described above, the Company recorded an additional loan loss provision of $1,788,000 during the three months ended March 31, 2000. On October 31, 2000, the Company received the balance of the DPO Amount ($1,000,000).

On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of a borrower (a partnership) through foreclosure of the partnership interests. In addition to the second lien mortgage, the 909,000 square foot mixed-use property is encumbered by a $17 million first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 1, 2001, requires interest only payments throughout its term. On March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan; however, it did not give notice of an intention to accelerate the balance of the first lien loan at that time. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intends to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would continue to have an interest in the project as an equity owner. On March 16, 2000, the first lien lender gave notice to the partnership of its intention to accelerate the first lien loan in the event that certain alleged non-monetary events of default were not cured. In addition to the alleged default described above, the first lien lender asserted that the borrower permitted a transfer of a beneficial interest in the partnership in violation of the loan agreement and that it had failed to perform certain obligations under the Intercreditor Agreement. The notice also specified that, as a result of the alleged defaults, interest had accrued at the default rate from the date of the earliest event of default. To date, all interest payments at the stated rate have been made in accordance with the terms of the first lien mortgage. Under the terms of a negotiated settlement, the borrower paid $250,000 of default interest to the first lien lender. Additionally, the borrower reimbursed the first lien lender for its legal fees and other costs incurred in connection with the negotiation and closing of the settlement. These fees and other costs totaled approximately $96,000. Following the payment of these amounts on May 19, 2000, all of the alleged defaults under the first lien mortgage were cured. Initially, the first lien lender indicated a willingness to permit the to-be-formed investment partnership to assume the first lien mortgage; however, the parties ultimately could not agree on the terms of an assumption agreement. The Company has been informed that the prospective investor is currently negotiating with two lenders in an effort to secure take-out financing for the first lien mortgage. At the date of this report, the Company believes that the prospective investor should be able to secure this financing by December 31, 2000 at which time the Company would then expect to close the proposed transaction with the investor; however, there can be no assurances that such financing will be obtained or that the proposed transaction will be consummated. Concurrent with its adoption of liquidation basis accounting, the Company reduced the carrying value of this investment by $1,000,000. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral.

At September 30, 2000, the Company's commercial mortgage loan commitments were geographically dispersed as follows (dollars in thousands):

                                                                                            Percentage
                                                                                             of Total
                                                                           Estimated        Estimated
                                      Committed        Loan Amount       Net Realizable   Net Realizable
                                        Amount         Outstanding           Value            Value
                                      ---------        -----------       --------------   --------------
                Texas                 $  63,918        $    60,832          $  52,686            44%
                Massachusetts            50,213             45,320             45,320            38
                California               21,303             20,692             20,692            18
                                      ---------        -----------          ---------         -----

                                      $ 135,434        $   126,844          $ 118,698           100%
                                      =========        ===========          =========         =====

At September 30, 2000, the Company's loan investments were collateralized by the following product types (dollars in thousands):

                                                                                            Percentage
                                                                                             of Total
                                                                           Estimated        Estimated
                                      Committed        Loan Amount       Net Realizable   Net Realizable
                                        Amount         Outstanding           Value            Value
                                      ---------        -----------       --------------   --------------
              Office                  $ 121,126        $   113,797          $ 105,651            89%
              Multifamily                 3,350              3,004              3,004             2
              Medical Office              5,745              5,600              5,600             5
              R&D/Bio-Tech                5,213              4,443              4,443             4
                                      ---------        -----------          ---------         -----

                                      $ 135,434        $   126,844          $ 118,698           100%
                                      =========        ===========          =========         =====

At September 30, 2000, the Company's loan investments were collateralized by the following loan types (dollars in thousands):

                                                                                            Percentage
                                                                                             of Total
                                                                           Estimated        Estimated
                                      Committed        Loan Amount       Net Realizable   Net Realizable
                                        Amount         Outstanding           Value            Value
                                      ---------        -----------       --------------   --------------
         Acquisition/Rehabilitation   $  59,308        $    53,924          $  53,924            46%
         Construction                    38,700             37,624             37,047            31
         Acquisition                     37,426             35,296             27,727            23
                                      ---------        -----------          ---------         -----

                                      $ 135,434        $   126,844          $ 118,698           100%
                                      =========        ===========          =========         =====


The two properties underlying the Company's construction loans were substantially completed during 1999. As of September 30, 2000, these properties were 99% and 94% leased, respectively.

At September 30, 2000, 87% of the portfolio was comprised of first lien loans while the balance of the portfolio (13%) was secured by second liens and/or partnership interests (based on estimated net realizable value). The percentages reflected above exclude the loan that was reclassified to investment in unconsolidated subsidiary during the first quarter of 1999.

As the loan investment portfolio is expected to contract as a result of repayments, geographic and product type concentrations will persist. The Company believes that geographic and product type concentrations present additional risks, particularly if there is a deterioration in the general condition of the real estate market or in the sub-market in which the loan collateral is located, or if demand for a particular product type does not meet expectations due to adverse market conditions that are different from those projected by the Company.

Commercial Mortgage-backed Securities

On January 11, 2000 and August 23, 2000, the Company sold two of its CMBS holdings (the "B-2A" security and the "G-2" security, respectively). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                  Total                           Gross
                               Disposition      Amortized        Realized
                  Security       Proceeds         Cost             Loss
                  --------     -----------      ---------        -------
                    B-2A       $     3,784      $   3,914        $  (130)

                    B-3A       $     3,341      $   3,481        $  (140)

                    G-2        $     4,030      $   8,167        $(4,137)

The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate venture.

As of September 30, 2000, the Company held three commercial mortgage-backed securities which were acquired at an aggregate purchase price of $22.6 million. During the period from January 1, 2000 through September 25, 2000, the value of these securities declined by $573,000 due primarily to the widening of spreads in the CMBS market. The value of these securities was unchanged during the period from September 26, 2000 through September 30, 2000. As these securities were classified as available for sale under the historical cost (or going concern) basis of accounting, the unrealized loss was reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes. During the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, the changes in accumulated other comprehensive income (loss) were as follows:

                                                   Period from     Period from
                                                  July 1, 2000   January 1, 2000
                                                     through         through
                                                  September 25,   September 25,
                                                      2000             2000
                                                  -------------  ---------------
   Balance, beginning of period ................. $     (11,092) $       (10,812)

   Unrealized losses associated with
      securities sold during the period..........          (265)             (70)

   Reclassification adjustment for
      realized losses included in net income.....         4,137            4,407

   Unrealized gains (losses) associated
      with retained securities...................           172             (573)
                                                  -------------  ---------------
   Balance, end of period ....................... $      (7,048) $        (7,048)
                                                  =============  ===============

As of September 30, 2000, the Company's CMBS investments are summarized as follows (dollars in thousands):

                                                                Percentage of
                                                               Total Based on
                                                 Estimated       Estimated
     Security      Amortized     Unrealized    Net Realizable  Net Realizable
      Rating          Cost          Losses         Value           Value
     --------      ---------     ----------    --------------  --------------
        BB-        $   4,305     $   (1,190)      $  3,115           19%
        B             15,880         (5,016)        10,864           67%
        B-             3,167           (842)         2,325           14%
                   ---------     ----------       --------         ----

                   $  23,352     $   (7,048)      $ 16,304          100%
                   =========     ==========       ========         ====

While management believes that the fundamental value of the real estate mortgages underlying its bonds has been largely unaffected to date, the combination of increasing spreads and comparable-term U.S. Treasury rates during 1998, 1999 and the year-to-date period have caused the current value of these securities to decline.

From and after September 26, 2000, any unrealized gains or losses will be reported as a change in estimated net realizable value in the Company's consolidated statement of changes in net assets in accordance with the liquidation basis of accounting. Currently, management is marketing its remaining CMBS for sale. Should a sale occur, the realized gain or loss, if any, will be computed based upon the carrying value (or estimated net realizable value) of the securities at the date of sale.

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

The Company's principal demands for liquidity are cash for operations, including funds which are required to satisfy its obligations under existing loan commitments, management fees, general and administrative expenses and distributions to its shareholders (in amounts that are sufficient to allow it to continue to qualify as a REIT). Distributions in excess of the amounts required to maintain the Company's REIT qualification will be funded with the proceeds from loan repayments and asset sales. In the near term, the Company's principal sources of liquidity are the funds available to it under its line of credit, its cash flow from operations and the proceeds from loan repayments and asset sales.

At September 30, 2000, amounts outstanding under the line of credit totaled $22.0 million. During the three and nine months ended September 30, 2000, the Company reduced the outstanding borrowings under this facility by $20.6 million and $38.6 million, respectively. At September 30, 2000, the weighted average interest rate under the line of credit was 7.88%.

Effective as of November 3, 2000, the Company (and certain of its subsidiaries) entered into a First Amendment to Amended and Restated Interim Warehouse and Security Agreement (the "First Amendment") with Prudential Securities Credit Corporation, LLC (PSCC), successor in interest to Prudential Securities Credit Corporation. Under the terms of the First Amendment, the committed amount of the line of credit was reduced from $300 million to $35 million (subject to certain limitations) and the maturity date was extended from November 3, 2000 to April 30, 2001. On and after November 3, 2000, the Company may request advances under the line of credit only for purposes of funding its unfunded loan commitments and its dividend payments to shareholders to the extent such dividends are necessary in order for the Company to maintain its qualification as a REIT. As compensation for entering into the First Amendment, the Company paid PSCC an extension fee equal to 0.5% of the committed amount. Borrowings under the line of credit bear interest at LIBOR plus 1.25% per annum. On November 14, 2000, the Company repaid $22 million of outstanding borrowings under the line of credit. Following this repayment, there are no outstanding borrowings under this facility; however, the Company has the right (subject to the limitations described above) to re-borrow amounts under the line of credit through April 30, 2001.

During the period from January 1, 2000 through August 3, 2000, the Company was a party to a $59 million (notional) interest rate cap agreement. On August 4, 2000, the Company terminated a portion of this interest rate cap agreement at a gain of $19,000. The revised agreement, which more closely matched the borrowings then outstanding under the Company's line of credit, had a notional amount of $30 million. The interest rate cap agreements entitled the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeded 6.25%. During the three and nine months ended September 30, 2000, amounts due from the counterparty under the terms of the Company's interest rate cap agreements totaled $39,000 and $61,000, respectively. The revised agreement expired on November 1, 2000.

In June 2000, the Company fully repaid its Repurchase Agreement indebtedness of $9.8 million. This borrowing facility matured on June 30, 2000.

Beyond the extended maturity date of the line of credit, the Company believes that its cash flow from operations and the proceeds from loan repayments and asset sales should be sufficient to meet the Company's currently expected liquidity and capital requirements.

REIT STATUS

Management expects the Company to continue to qualify as a REIT for federal income tax purposes throughout the period during which the Company's assets are being liquidated. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders, although AMREIT II, Inc., its "non-qualified REIT subsidiary", may be subject to tax at the corporate level. Qualification for treatment as a REIT requires the Company to meet specified criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed. Given the changes in the nature of the Company's assets and in the Company's sources of income that could result from dispositions of assets in the liquidation process and the need to retain assets to meet liabilities, there can be no assurance that the Company will continue to meet the REIT qualification tests. If the Company ceases to qualify as a REIT for any taxable year, it would not be entitled to deduct dividends paid to shareholders from its taxable income. In this case, the Company would be liable for federal income taxes with respect to its gains from sales of assets and the Company's income from operations for that year and for subsequent taxable years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to various financial instruments which are subject to market risk. These instruments include mortgage loan investments, investments in commercial mortgage-backed securities ("CMBS") and the Company's borrowing facility. Until its expiration on November 1, 2000, the Company was also a party to an interest rate cap agreement which it entered into in order to mitigate the market risk exposure associated with its credit facility. The Company's financial instruments involve, to varying degrees, elements of interest rate risk. Additionally, the Company's investment portfolio, which is comprised of both financial instruments (mortgage loans and CMBS) and equity investments in real estate (indirectly, through its unconsolidated taxable subsidiary), is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to its manager which, due to their short-term nature, are not subject to market risk. For a discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. The market risk exposures described therein have not materially changed since December 31, 1999; accordingly, no additional discussion or analysis is provided in this Form 10-Q.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders was held on September 26, 2000. There were 9,655,576 shares present in person or by proxy, which constituted 96.4% of the shares entitled to vote at the meeting. The matters voted upon and the results of such votes were as follows:

         (i) Approval of the liquidation and dissolution of the Company under the terms and conditions of a plan of liquidation and dissolution which had previously been approved by the Company's Board of Trust Managers with 7,865,784 shares voted in favor, 25,726 shares voted against and 14,550 shares abstained.

         (ii) Election of Bruce W. Duncan (9,617,536 shares voted in favor and 38,040 shares withheld) and Robert H. Lutz, Jr. (9,417,184 shares voted in favor and 238,392 shares withheld) as Trust Managers for a three-year term or until the Company files articles of dissolution.

         (iii) Approval and ratification of the appointment by the Board of Trust Managers of Deloitte & Touche LLP as the Company's independent public accountants for the 2000 fiscal year with 9,633,676 shares voted in favor, 6,250 shares voted against and 15,650 shares abstained.

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

                  10.2 First Amendment to Amended and Restated Interim Warehouse and Security Agreement dated as of November 3, 2000 by and among Prudential Securities Credit Corporation, LLC and AMRESCO Capital Trust, AMREIT I, Inc., AMREIT II, Inc., ACT Equities, Inc. and ACT Holdings, Inc.

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


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  (i) Form 8-K dated September 26, 2000 and filed with the Commission on October 5, 2000, reporting the announcement that the shareholders of AMRESCO Capital Trust had approved the liquidation and dissolution of the Company under the terms and conditions of a plan of liquidation and dissolution which had previously been approved by the Company's Board of Trust Managers, under Item 5 of such form.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMRESCO CAPITAL TRUST
                                    Registrant


Date:  November 14, 2000            By: /s/ Thomas R. Lewis II
                                        ----------------------
                                    Thomas R. Lewis II
                                    Senior Vice President, Chief Financial
                                    and Accounting Officer & Controller
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

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

10.2     First Amendment to Amended and Restated Interim Warehouse and Security
         Agreement dated as of November 3, 2000 by and among Prudential
         Securities Credit Corporation, LLC and AMRESCO Capital Trust, AMREIT I,
         Inc., AMREIT II, Inc., ACT Equities, Inc. and ACT Holdings, Inc.

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