Form 10-K405
period 2000-12-31
AMRESCO CAPITAL TRUST
filed 2001-03-16
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 23, 2001, 10,039,974 shares of the registrant's common stock, par value $.01 per share, were outstanding. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the closing price of $10.25 per share on February 23, 2001 as reported on The Nasdaq Stock Market(R)) was approximately $101.5 million. Shares of common stock held by each executive officer and trust manager have been excluded in that such persons may be deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              AMRESCO CAPITAL TRUST
                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I

Item 1.    Business ..................................................................           3
Item 2.    Properties ................................................................          12
Item 3.    Legal Proceedings .........................................................          12
Item 4.    Submission of Matters to a Vote of Security Holders .......................          12

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder
              Matters ................................................................          13
Item 6.    Selected Financial Data ...................................................          15
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..................................................          16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ................          32
Item 8.    Financial Statements and Supplementary Data ...............................          33
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ...................................................          33

PART III

Item 10.  Trust Managers and Executive Officers of the Company .......................          34
Item 11.  Executive Compensation .....................................................          36
Item 12.  Security Ownership of Certain Beneficial Owners and Management .............          39
Item 13.  Certain Relationships and Related Transactions .............................          40

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........          43

SIGNATURES ...........................................................................          45

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

AMRESCO Capital Trust (the "Company") was organized on January 6, 1998 as a real estate investment trust ("REIT") under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities ("CMBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized through the sale of 100 of its common shares of beneficial interest, par value $.01 per share (the "Common Shares"), to AMRESCO, INC. ("AMRESCO") on February 2, 1998 for $1,000. The Company commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO") of 9,000,000 Common Shares and private placement of 1,000,011 Common Shares (the "Private Placement") at $15.00 per share.

Immediately after the closing of the IPO, the Company began originating and acquiring investments. Prior to its decision to liquidate (as described below), the Company's principal business objective was to maximize shareholder value by producing cash flow for distribution to its shareholders through investment in mid- to high-yield real estate related assets which earn an attractive spread over the Company's cost of funds. In accordance with this objective, the Company made investments in senior mortgage loans, mezzanine loans, CMBS and commercial real estate (through investments in partnerships) while maintaining what management believed to be a conservative leverage position.

Beginning in mid 1998 (shortly after the closing of the Company's IPO), market prices for publicly traded REITs and mortgage REITs in particular began a significant decline. Additionally, during the third and fourth quarters of 1998, the commercial mortgage-backed securitization market deteriorated dramatically. Because of these developments, the Company, like many other REITs, became limited in its ability to raise new capital to achieve its business strategy. REITs are limited in their ability to grow through retained earnings because they are required to distribute a substantial portion of their REIT taxable income annually. In order to continue to grow its asset base as a stand-alone entity, a REIT must raise new capital either in the form of equity or debt. It also became apparent that the market was pricing the Company's equity at severely discounted values relative to its book value.

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

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS investments and its equity investments in real estate. During the first quarter of 2000, the Company also continued to analyze strategic alternatives to maximize shareholder value, including continuing to operate as a going concern (either as a REIT or as a C corporation), merging or combining with other entities, selling its shares or its assets, or winding down its operations in a liquidation. On March 29, 2000, the Board of Trust Managers unanimously approved a Plan of Liquidation and Dissolution (the "Plan") for the Company. On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of the Plan. At the Company's 2000 Annual Meeting, which was held on September 26, 2000, 78.5% of the Company's outstanding Common Shares were cast in favor of the liquidation and dissolution proposal. Of the votes cast on this proposal, 99.5% were in favor of the liquidation and dissolution.

To date, all of the Company's CMBS investments have been sold. Additionally, all of the Company's equity investments in real estate have been liquidated. A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. During the year ended December 31, 2000, six of the Company's loans were fully repaid; additionally, the Company disposed of two additional loans at amounts which were less than their par (or face) value. On February 1, 2001, another loan was fully repaid. Given the short duration and quality of its four remaining loans, the Company believes that the liquidation process will be completed within 18 to 24 months from the date that shareholders approved the liquidation, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved. For additional discussion regarding the status of the Company's liquidation efforts, reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company believes it has operated and it intends to continue to operate in a manner so as to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 90% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements including, among others, those concerning the ownership of its outstanding Common Shares, the nature of its assets and the sources of its income. During the tax years ended December 31, 2000, 1999 and 1998, the Company was required to distribute at least 95% of its annual REIT taxable income. For tax years beginning after December 31, 2000, the minimum distribution requirement has been reduced to 90%.

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

Prior to July 5, 2000, AMREIT Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of AMRESCO, owned 1,500,011 shares, or approximately 15% of the Company's outstanding common stock. Holdings acquired 1,000,011 shares at the IPO Price pursuant to the Private Placement; the remaining 500,000 shares were acquired through the IPO. On July 5, 2000, these Common Shares (and the 100 Common Shares held by AMRESCO) were sold to affiliates of Farallon Capital Management, L.L.C. For the terms of such sale, reference is made to Item 8 "Financial Statements and Supplementary Data". As a result of this sale, AMRESCO and Holdings no longer own any of the Company's outstanding Common Shares.

As described above, shareholders approved the liquidation and dissolution of the Company on September 26, 2000. As a result, the Company adopted liquidation basis accounting on that date. Prior to September 26, 2000, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting. Under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Additionally, under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. Among other things, statements of income are not presented under the liquidation basis of accounting.

EMPLOYEES

The Company has no employees nor does it maintain a separate office. Instead, the Company relies on the facilities and resources of the Manager and its two executive officers, each of whom is employed by AMRESCO. Additionally, the Company relies on a third officer, its Chairman of the Board of Trust Managers and Chief Executive Officer, who is not employed by either the Company or AMRESCO. The Company is not a party to any collective bargaining agreements. AMRESCO is a publicly-traded small and middle market business lending company headquartered in Dallas, Texas. AMRESCO, which began operating in 1987, employed approximately 200 people as of December 31, 2000. As of December 31, 1999, AMRESCO employed approximately 2,600 people.

MANAGEMENT AGREEMENT

For its services during the period from May 12, 1998 (the Company's inception of operations) through March 31, 2000, the Manager was entitled to receive a base management fee equal to 1% per annum of the Company's average invested non-investment grade assets and 0.5% per annum of the Company's average invested investment grade assets. In addition to the base management fee, the Manager was entitled to receive incentive compensation for each fiscal quarter in an amount equal to 25% of the dollar amount by which all of the Company's Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) plus gains (or minus losses) from debt restructurings and sales of property, as adjusted, exceeded the ten-year U.S. Treasury rate plus 3.5%. In addition to the fees described above, the Manager was also entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company.

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation in response to the changes in the Company's business strategy. In addition to the base management fee described above, the Manager is entitled to receive reimbursement for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Currently, AMRESCO (through the Manager) employs 4 people who are fully dedicated to the Company. As part of the modification, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Prior to the modifications, the Manager could have been entitled to a termination fee in the event that the Management Agreement was terminated by the Company without cause, including a termination resulting from the liquidation and dissolution of the Company. The termination fee would have been equal to the sum of the Manager's base management fee and incentive compensation earned during the twelve-month period immediately preceding the termination.

The following table summarizes the amounts charged to the Company by the Manager since May 12, 1998 under the terms of the amended Management Agreement (in thousands):

                                                                                         Period from
                                                                                        May 12, 1998
                                                       Year Ended       Year Ended        through
                                                      December 31,     December 31,     December 31,
                                                          2000             1999             1998
                                                      ------------     ------------     ------------
         Base management fees                         $      1,762     $      2,066     $        835
         Incentive compensation                                 --               --               --
         Reimbursable expenses                                  20              192              140
         Operating deficit reimbursements                      243               --               --
                                                      ------------     ------------     ------------

                                                      $      2,025     $      2,258     $        975
                                                      ============     ============     ============

HISTORICAL INVESTMENT ACTIVITIES

General

The Manager is authorized in accordance with the terms of the amended Management Agreement to make the day-to-day investment decisions of the Company based on guidelines in effect and approved from time to time by the Company's Board of Trust Managers. The Trust Managers have reviewed all transactions of the Company on a quarterly basis to determine compliance with the guidelines. Currently, any proposed sale of assets involving a member of the AMRESCO Group requires the prior approval of a majority of the Independent Trust Managers of the Investment Committee of the Board of Trust Managers.

The Company operates exclusively as an investor in real estate related assets. Historically, its asset allocation decisions and investment strategies were influenced by changing market factors and conditions. The Company has no policy requiring that any specific percentage of its assets be invested in any particular type or form of real estate investment nor does it limit any particular type or form of real estate investment (other than CMBS) to a specific percentage. CMBS investments, by policy, could not exceed 40% of the Company's total consolidated assets. At December 31, 2000, 1999 and 1998, investments in CMBS comprised approximately 14%, 12% and 17%, respectively, of the Company's investment portfolio.

The Company's historical investment activities were focused in three primary areas: loan investments, CMBS and equity investments in real estate. Each of these investment categories is more fully described below. During the period from January 1, 2000 through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, revenues derived from each of these categories were as follows (dollars in thousands):

                                 Period from January 1, 2000               Year Ended               Period from May 12, 1998
                                  through September 25, 2000            December 31, 1999           through December 31, 1998
                                 ---------------------------       --------------------------      --------------------------
                                   Amount         % of Total         Amount        % of Total        Amount        % of Total
                                 ----------       ----------       ----------      ----------      ----------      ----------
Loan investments                 $   11,790               75%      $   16,099              69%     $    4,834              55%
Investments in CMBS                   2,405               15            3,699              16           1,563              18
Equity investments in real
      estate                          2,353               15            3,199              13             181               2
Other                                  (840)              (5)             396               2           2,167              25
                                 ----------       ----------       ----------      ----------      ----------      ----------

                                 $   15,708              100%      $   23,393             100%     $    8,745             100%
                                 ==========       ==========       ==========      ==========      ==========      ==========

Revenues derived from loan investments are included in the Company's consolidated statements of income for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, as follows (in thousands):

                                                                     Period from                       Period from
                                                                     January 1,                        May 12, 1998
                                                                    2000 through       Year Ended        through
                                                                    September 25,     December 31,     December 31,
                                                                         2000             1999             1998
                                                                    -------------     ------------     ------------
         Interest income on mortgage loans                           $      8,937     $     14,568     $      4,278
         Operating income from real estate                                  2,853            1,531              211
         Equity in earnings of other real estate ventures                      --               --              345
                                                                     ------------     ------------     ------------

                                                                     $     11,790     $     16,099     $      4,834
                                                                     ============     ============     ============

The Company provided financing through some real estate loan arrangements that, because of their nature, qualified (under the historical cost [or going concern] basis of accounting) as either real estate or joint venture investments for financial reporting purposes. Such determination by the Company affected the balance sheet classification of these investments and the recognition of revenues derived therefrom. These investments are referred to in this report as "ADC loan arrangements". For a discussion of ADC loan arrangements as well as operating profit and information regarding the Company's assets, reference is made to the audited consolidated financial statements and notes thereto included in Item 8 of this report. Revenues derived from equity investments in real estate includes both consolidated and unconsolidated investments which were held directly by the Company. During the period from January 1, 2000 through September 25, 2000, other was comprised principally of losses from the Company's unconsolidated taxable subsidiary and, to a lesser extent, of interest income which was derived from the temporary investment of the Company's excess cash and income from a minority-owned partnership which had owned CMBS. During the two previous periods, other was comprised principally of interest income which was derived from the temporary investment of the Company's excess cash and, to a lesser extent, of income from its unconsolidated taxable subsidiary and the minority-owned partnership that had owned CMBS. At December 31, 2000, the Company's unconsolidated taxable subsidiary held interests in a partnership that owned a mixed-use property. At December 31, 1999, the Company's unconsolidated taxable subsidiary owned one CMBS and it held the interests in the mixed-use property. At December 31, 1998, the taxable subsidiary held only the commercial mortgage-backed security. During the period from May 12, 1998 through December 31, 1998, other represented a more significant component of the Company's revenues due to the income which was derived from the temporary investment of the Company's IPO and Private Placement proceeds prior to their deployment in real estate related investments.

For information regarding the revenues which were earned by the Company during the period from September 26, 2000 (the date on which the Company adopted liquidation basis accounting) through December 31, 2000, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this report.

The Company does not have, nor does it rely upon, any major customers. Additionally, the Company has made no investments outside of the United States.

Loan Investments

Historically, the Company specialized in providing mid- to high-yield senior and mezzanine financing to real estate owners and developers on a participating and non-participating basis. Mezzanine loans, the repayment of which is subordinated to senior mortgage loans, are secured by a second lien mortgage and/or a pledge of the ownership interests of the borrower. Mezzanine loans generally afford a relatively higher yield and entail greater risks than senior mortgage loans. Based on committed amounts, senior mortgage loans and mezzanine loans comprised 84% and 16%, respectively, of the Company's loan investment portfolio at December 31, 2000. As of December 31, 2000, the Company's loan investments were as follows (dollars in thousands):


               Scheduled                                                                       Estimated
   Date of     Maturity/                                                                          Net      Interest   Interest
   Initial    Disposition                                Collateral   Commitment    Amount     Realizable    Pay       Accrual
   Investment     Date       Location     Property Type   Position      Amount    Outstanding    Value       Rate      Rate
   ---------- ----------- --------------- -------------  -----------  ----------  -----------  ----------  --------   --------
    05/12/98    03/31/02   Richardson, TX  Office        Second Lien  $   14,700  $    14,700  $   14,700      10.0%      12.0%
    06/01/98    06/01/01   Houston, TX     Office        First Lien       11,800       11,800      11,800      12.0%      12.0%
    06/22/98    06/19/01   Wayland, MA     Office        First Lien       45,000       42,152      42,152      10.5%      10.5%
    05/18/99    05/19/01   Irvine, CA      Office        First Lien       15,557       15,306      15,306      10.0%      12.0%
    07/29/99    02/01/01   Lexington, MA   R&D/Bio-Tech  First Lien        5,213        4,443       4,443      11.7%      14.7%
                                                                      ----------  -----------  ----------
                                                                      $   92,270  $    88,401  $   88,401
                                                                      ==========  ===========  ==========

On February 1, 2001, one of the five loan investments was fully repaid; at December 31, 2000, the amount outstanding under this loan totaled $4.443 million. Two of the Company's four remaining loans provide for additional advances as costs are incurred by the borrowers. For all four loan investments, payments of interest only are due monthly at the fixed interest pay rate. Following the repayment described above, the Company has four loan investments which accrue interest at fixed accrual rates ranging from 10.5% to 12%. The incremental interest earned at the accrual rate is due (from the borrowers) at the scheduled maturities of the loans (including extension options). Extension options are available to two of the Company's remaining borrowers provided that such borrowers are not in violation of any of the conditions established in the loan agreements. One of the four loan investments provides the Company with the opportunity for profit participation in excess of the contractual accrual rate.

The following table sets forth information regarding the location of the properties securing the Company's loan investments at December 31, 2000 (dollars in thousands):

                                                                                  Estimated
                                                                                     Net            % of Total
                                                Committed       Loan Amount       Realizable         Committed
                                                  Amount        Outstanding         Value             Amount
                                               ------------     ------------     ------------      ------------
                       Massachusetts           $     50,213     $     46,595     $     46,595                54%
                       Texas                         26,500           26,500           26,500                29
                       California                    15,557           15,306           15,306                17
                                               ------------     ------------     ------------      ------------
                                               $     92,270     $     88,401     $     88,401               100%
                                               ============     ============     ============      ============

At December 31, 2000, the Company's loan investments were collateralized by the following product types (dollars in thousands):

                                                                       Estimated
                                                                           Net      % of Total
                                             Committed   Loan Amount   Realizable   Committed
                                               Amount    Outstanding      Value       Amount
                                             ---------   -----------   ----------   ----------
               Office                        $  87,057   $    83,958   $   83,958           94%
               R&D/Bio-Tech                      5,213         4,443        4,443            6
                                             ---------   -----------   ----------   ----------

                                             $  92,270   $    88,401   $   88,401          100%
                                             =========   ===========   ==========   ==========

The Company is obligated to fund its loan commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. A portion of the commitments could expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. As the Company's loan portfolio is expected to contract as a result of repayments and/or sales, geographic and product type concentrations will persist.

The underwriting process for loans took into account special risks associated with mid- to high-yield lending, including an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower or the borrowers' principal(s), a detailed analysis of the property or project being financed and an analysis of the market in which the borrower operates, including competition, market share data, comparable properties, absorption rates and market rental rates as well as general information such as population, employment trends, median income and demographic data. Prior to closing, the Manager either obtained a Phase I environmental assessment or reviewed a recently obtained Phase I environmental assessment and at least one of the Manager's representatives performed a site inspection. Sources of information which were examined (if available) during the due diligence process included: (a) current and historical operating statements; (b) existing or new appraisals; (c) sales comparables; (d) industry statistics and reports regarding operating expenses; (e) existing leases and market rates for comparable leases; and (f) deferred maintenance observed during site inspections and described in structural and engineering reports. Using all of the information obtained during the due diligence process, the Manager then developed projections of net operating income and cash flows to determine current and expected exit values, as well as appropriate lending limits and pricing given the risks inherent in each transaction.

Commercial Mortgage-backed Securities

During the period from May 12, 1998 (inception of operations) through September 1, 1998, the Company acquired five non-investment grade commercial mortgage-backed securities from several sources. In most commercial mortgage securitizations, including those from which the Company had acquired its bonds, a series of CMBS is issued in multiple classes in order to obtain investment-grade credit ratings for the senior classes (i.e., those with credit ratings of "BBB", "A", "AA" or "AAA") in order to increase their marketability. The non-investment grade, or subordinated classes, typically include classes with ratings below investment grade "BBB". These subordinated classes also typically include an unrated higher-yield, credit-support class which generally is required to absorb the first losses on the underlying mortgage loans. Each class of CMBS may be issued with a specific fixed rate or variable coupon rate and has a stated maturity or final scheduled distribution date. As the subordinated classes provide credit protection to the senior classes by absorbing losses from underlying mortgage loan defaults or foreclosures, they carry more credit risk than the senior classes. Subordinated classes are generally issued at a discount to their outstanding face value and therefore generally afford a higher yield than the senior classes.

Prior to September 26, 2000, the Company's investments in CMBS were classified as available for sale and were carried at estimated fair value as determined by quoted market rates. Any unrealized gains or losses were excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. From and after September 26, 2000, the Company's CMBS available for sale are carried at estimated net realizable value; any unrealized gains or losses (changes in estimated net realizable value) are reported in the consolidated statement of changes in net assets in liquidation.

During the year ended December 31, 2000, the Company sold two of its CMBS holdings (the "B-2A" and "G-2" securities). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security); this non-investment grade security had been acquired by the subsidiary in May 1998. The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                                                      Total                               Gross
                              Security                             Disposition         Amortized         Realized
            Security           Rating            Sale Date           Proceeds            Cost             Loss
            --------          --------           ---------         -----------         ---------         --------
              B-2A                B           January 11, 2000        $3,784            $3,914           $   (130)

              B-3A                B-           March 21, 2000         $3,341            $3,481           $   (140)

              G-2                 B-          August 23, 2000         $4,030            $8,167           $ (4,137)

The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate ventures during the period from January 1, 2000 through September 25, 2000.

At December 31, 2000, the amortized cost and estimated net realizable value of the Company's three CMBS were as follows (in thousands):

                                                                                              Estimated
                                                                                                 Net
                                            Security        Amortized       Unrealized        Realizable
                              Security       Rating           Cost            Losses            Value
                              --------      --------      ------------     ------------      ------------
                                 G             BB-        $      4,305     $     (1,131)     $      3,174
                                 H             B                15,880           (4,812)           11,068
                                 J             B-                3,167             (798)            2,369
                                                          ------------     ------------      ------------

                                                          $     23,352     $     (6,741)     $     16,611
                                                          ============     ============      ============

On January 18, 2001, the Company sold its remaining CMBS holdings (three securities) at an amount which approximated their estimated net realizable value as of December 31, 2000.

In February 1999, the Company contributed $0.7 million to a newly formed investment partnership with Olympus Real Estate Corporation. Concurrently, the partnership, which was 5% owned by the Company, acquired several classes of subordinated CMBS, including some unrated and interest only securities, at an aggregate purchase price of $12.7 million. On June 30, 2000, the Company sold its 5% ownership interest at a gain of $12,000.

Because there were numerous characteristics to consider when evaluating CMBS for purchase, each CMBS was analyzed individually, taking into consideration both objective data as well as subjective analysis. The Manager's due diligence included an analysis of (i) the underlying collateral pool, (ii) the prepayment and default history of the mortgage loans previously originated by the originator, (iii) cash flow analyses under various prepayment and interest rate scenarios (including sensitivity analyses) and (iv) an analysis of various default scenarios. However, which of these characteristics (if any) were important and how important each characteristic may have been to the evaluation of a particular CMBS depended on the individual circumstances. The Manager used sampling and other analytical techniques to determine on a loan-by-loan basis which mortgage loans would undergo a full-scope review and which mortgage loans would undergo a more streamlined review process. Although the choice was a subjective one, considerations that influenced the choice for scope of review included mortgage loan size, debt service coverage ratio, loan-to-value ratio, mortgage loan maturity, lease rollover, property type and geographic location. A full-scope review may have included, among other factors, a site inspection, tenant-by-tenant rent roll analysis, review of historical income and expenses for each property securing the mortgage loan, a review of major leases for each property (if available); recent appraisals (if available), engineering and environmental reports (if available), and the price paid for similar CMBS by unrelated third parties in arm's length purchases and sales (if available) or a review of broker price opinions (if the price paid by a bona fide third party for similar CMBS was not available and such price opinions were available). For those mortgage loans that were selected for the more streamlined review process, the Manager's evaluation may have included a review of the property operating statements, summary loan level data, third party reports, and a review of prices paid for similar CMBS by bona fide third parties or broker price opinions, each as available. If the Manager's review of such information did not reveal any unusual or unexpected characteristics or factors, no further due diligence was performed.

Equity Investments in Real Estate

The Company made equity investments in real estate through two partnerships. The Company acquired these interests on a leveraged basis with the expectation that the investments would provide sufficient cash flow to provide a return on its investment after debt service within the Company's target parameters. The tax depreciation associated with these investments was used to offset the non-cash accrual of interest on some of its loan investments and original issue discount generally associated with CMBS.

In 1998, the Company entered into a master partnership that, through individual subsidiary partnerships, eventually acquired interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth, Texas area. Prior to June 14, 2000, the Company held a 99.5% interest in the master partnership. The master partnership directly or indirectly owned 100% of the equity investment in each of these centers. Information about these centers is summarized below.

                   Acquisition Date          Location           Square Feet
                   ----------------          --------           -----------
                  October 23, 1998     Arlington, Texas            82,730
                  April 30, 1999       Flower Mound, Texas         86,516
                  April 30, 1999       Grapevine, Texas            85,611
                  April 30, 1999       Fort Worth, Texas           61,440
                  August 25, 1999      Richardson, Texas           87,540

In connection with these acquisitions, the subsidiary partnerships which held title to these properties obtained non-recourse financing aggregating $34.6 million from an unaffiliated third party. Additionally, the Company contributed $18.161 million of capital to the master partnership which, in turn, was then contributed to the subsidiary partnerships. On June 14, 2000, the Company sold its 99.5% ownership interest in the five grocery-anchored shopping centers for $18.327 million. The sale generated a gain of $1,485,000.

On March 2, 1999, the Company acquired a 49% limited partnership interest in a partnership that owns a 116,000 square foot office building in Richardson, Texas. In connection with this acquisition, the Company contributed $1.4 million of capital to this partnership. On April 3, 2000, the Company sold its 49% limited partner interest for $1.8 million. In connection with this sale, the Company realized a gain of $662,000.

In considering potential equity investments in real estate, the Company's Manager performed due diligence substantially similar to that described above in connection with the acquisition or origination of loan investments.

The Company's unconsolidated taxable subsidiary holds interests (indirectly) in a partnership which had owned a 909,000 square foot mixed-use property in Columbus, Ohio. The partnership interests were acquired through foreclosure on February 25, 1999. On March 5, 2001, the partnership sold the mixed-use property to an unaffiliated third party.

The Company did not operate the real estate owned by the partnerships, but rather it relied upon qualified and experienced real estate operators unaffiliated with the Company.

COMPETITION

Historically, the Company competed in the acquisition and origination of investments with a significant number of other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, credit companies and other entities, some of which had greater financial resources than the Company. As the Company is now liquidating, it no longer competes with any of these entities for new investments.

The owners of real properties securing the Company's mortgage loans compete with numerous other owners and operators of similar properties, including commercial developers, real estate companies and REITs. Many of these entities may have greater financial and other resources and more operating experience than the owners of real properties securing the Company's mortgage loans. The real properties owned and operated by borrowers under the Company's mortgage loans are located in markets or submarkets in which significant construction or rehabilitation of properties may occur. This could result in overbuilding in these markets or submarkets. Any such overbuilding could adversely impact the ability of the borrowers under the Company's mortgage loans to lease, refinance and/or sell their respective properties and repay their mortgage loans. This could, in turn, adversely impact the Company's income and the timing and amount of its anticipated liquidating distributions. After completing the liquidation of its assets, the Company will no longer compete in these areas.

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

Based on these assessments, the Company believes that its real estate investments and the real estate underlying its loan investments are (or were during its term of ownership) in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company or the borrowers, as applicable. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its previously owned properties (including the property which had been owned by its taxable subsidiary) nor is it aware of any such noncompliance with respect to the real estate collateralizing its loan investments.

SHAREHOLDER RIGHTS PLAN

On February 25, 1999, the Company's Board of Trust Managers adopted a shareholder rights plan (the "Rights Plan"). The Rights Plan was adopted in response to the consolidation trend in the REIT industry rather than in response to any specific proposals or communications. The Rights Plan is designed to provide the Company's Board of Trust Managers with negotiating leverage in dealing with a potential acquirer, to protect the Company from unfair and abusive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a full and fair price to all shareholders. The Rights Plan is not intended to prevent an acquisition beneficial to all of the Company's shareholders. In connection with the adoption of the Rights Plan, the Board of Trust Managers declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share of the Company. The dividend was paid on March 11, 1999 to shareholders of record on March 11, 1999. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share ("Preferred Share") for $37.50 per one one-hundredth of a Preferred Share. On June 29, 2000, the Rights Plan was amended to permit affiliates of Farallon Capital Management, L.L.C. to acquire up to 18.2% of the Company's outstanding Common Shares. The Rights trade with the Company's Common Shares and are not exercisable until a triggering event, as defined, occurs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000, through the solicitation of proxies or otherwise.

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

                                                                              High              Low
                                                                            ---------         --------
                 1999

                  First Quarter..........................................      10.500           8.250
                  Second Quarter.........................................      10.750           8.250
                  Third Quarter .........................................      11.063           8.563
                  Fourth Quarter ........................................       9.563           8.000

                 2000

                  First Quarter..........................................      10.250           8.313
                  Second Quarter.........................................      10.750           9.688
                  Third Quarter .........................................      11.250          10.063
                  Fourth Quarter ........................................      10.938           9.688

                 2001

                  First Quarter (through February 23, 2001)..............      10.438           9.625

SHAREHOLDER INFORMATION

At February 23, 2001, the Company had approximately 36 holders of record of its Common Shares. It is estimated that there were approximately 1,825 beneficial owners of the Common Shares at that date.

Because the Board of Trust Managers believes it is essential for the Company to continue to qualify as a REIT, the Company's Amended and Restated Declaration of Trust, subject to certain exceptions, limits the number of Common Shares that may be owned by any single person or affiliated group to 9.8% (the "Aggregate Share Ownership Limit") of the total outstanding Common Shares. The Trust Managers may waive the Aggregate Share Ownership Limit and have waived such Aggregate Share Ownership Limit with respect to Farallon Capital Management, L.L.C. and its affiliates (for whom the Aggregate Share Ownership Limit is 18.2%) and FMR Corp. (for whom the Aggregate Share Ownership Limit is 15%).

DISTRIBUTION INFORMATION

Historically, the Company's policy was to distribute at least 95% of its REIT taxable income to shareholders each year. To that end, dividends were paid quarterly through the first quarter of 2000. On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. Through December 31, 2000, the Company had declared three liquidating distributions. The following table sets forth information regarding the declaration, payment and federal income tax status of the Company's distributions for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts).

                                                                                                  Distribution
                      Declaration              Record               Payment         Distribution    Per Common
                          Date                  Date                  Date              Paid          Share
                    -----------------     -----------------     ----------------    ------------   -----------
1999
First Quarter       April 22, 1999        April 30, 1999        May 17, 1999          $    3,602    $     0.36
Second Quarter      July 22, 1999         July 31, 1999         August 16, 1999            3,906          0.39
Third Quarter       October 21, 1999      October 31, 1999      November 15, 1999          4,006          0.40
Fourth Quarter      December 15, 1999     December 31, 1999     January 27, 2000           4,407          0.44
                                                                                      ----------    ----------

                                                                                      $   15,921    $     1.59
                                                                                      ==========    ==========

2000
First Quarter       April 25, 2000        May 4, 2000           May 15, 2000          $    3,405    $     0.34

Liquidating
 Distributions:
     First          September 27, 2000    October 6, 2000       October 19, 2000           3,012          0.30
     Second         October 31, 2000      November 9, 2000      November 21, 2000          3,514          0.35
     Third          December 21, 2000     December 31, 2000     January 17, 2001           3,514          0.35
                                                                                      ----------    ----------

                                                                                      $   13,445    $     1.34
                                                                                      ==========    ==========

                            Federal Income Tax Status
                    ----------------------------------------
                     Ordinary       Return      Liquidating
                      Income      Of Capital   Distributions
                    ----------    ----------   -------------
1999
First Quarter       $   0.3268    $   0.0332    $       --
Second Quarter          0.3466        0.0434            --
Third Quarter           0.3555        0.0445            --
Fourth Quarter          0.3911        0.0489            --
                    ----------    ----------    ----------

                    $   1.4200    $   0.1700    $       --
                    ==========    ==========    ==========

2000
First Quarter       $   0.3400    $       --    $       --

Liquidating
 Distributions:
     First                  --            --        0.3000
     Second                 --            --        0.3500
     Third                  --            --        0.3500
                    ----------    ----------    ----------

                    $   0.3400    $       --    $   1.0000
                    ==========    ==========    ==========

On March 8, 2001, the Company declared its fourth liquidating distribution; the distribution, totaling $26,104,000 (or $2.60 per share), is payable on March 30, 2001 to shareholders of record on March 19, 2001. The timing and amount of future liquidating distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of asset dispositions, reserve requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions which will allow it to continue to qualify as a REIT under the code.

In order to maintain its qualification as a REIT, the Company was required to make annual distributions to its shareholders of at least 95% of its REIT taxable income for the tax years ended December 31, 2000, 1999 and 1998. For tax years beginning after December 31, 2000, the minimum distribution requirement has been reduced from 95% to 90%. For the tax years ended December 31, 2000, 1999 and 1998, the Company declared dividends totaling $1.34, $1.59 and $0.74 per share, respectively, which satisfied the 95% distribution requirement for such years.

SALES OF UNREGISTERED SECURITIES

The Company was initially capitalized through the sale of 100 of its Common Shares to AMRESCO, INC. ("AMRESCO") on February 2, 1998 for $1,000. On February 11, 1998, AMRESCO contributed additional capital of $25,000 to the Company; no additional shares were issued to AMRESCO in connection with this contribution. On May 12, 1998, concurrent with the completion of its initial public offering of 9,000,000 Common Shares, the Company sold 1,000,011 Common Shares to AMREIT Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of AMRESCO, at the initial public offering price of $15.00 per share, or $15,000,165 in aggregate cash consideration, pursuant to a private placement (the "Private Placement"). The Common Shares sold in the Private Placement and those sold in connection with the Company's initial capitalization were sold without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof.

In addition to the 1,000,011 shares acquired pursuant to the Private Placement, Holdings purchased 500,000 registered shares through the IPO. On July 5, 2000, AMRESCO and Holdings sold 1,500,111 shares of the Company's outstanding common stock to affiliates of Farallon Capital Management, L.L.C. As a result of this sale, AMRESCO and Holdings no longer own any of the Company's outstanding Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the period from January 1, 2000 through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 has been derived from the Company's audited consolidated financial statements prepared under the historical cost (or going concern) basis of accounting. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                                              Period from                            Period from
                                                                            January 1, 2000                        February 2, 1998
                                                                                through            Year Ended           through
   (In thousands, except per share and ratio data)                        September 25, 2000   December 31, 1999   December 31, 1998
                                                                          ------------------   -----------------   -----------------
   Revenues ...........................................................      $     15,708         $     23,393         $      8,745
   Net income .........................................................      $      5,948         $      7,320         $      3,952
   Earnings per common share:
      Basic ...........................................................      $       0.59         $       0.73         $       0.56
      Diluted .........................................................      $       0.59         $       0.73         $       0.56
   Dividends declared per common share ................................      $       0.34         $       1.59         $       0.74
   Total assets .......................................................      $    147,269         $    231,244         $    190,926
   Total debt .........................................................      $     22,000         $    105,097         $     46,838
   Long-term debt .....................................................      $         --         $     34,600         $     46,838
   Total shareholders' equity .........................................      $    124,004         $    117,951         $    130,266
   Debt to equity ratio ...............................................          0.2 to 1             0.9 to 1             0.4 to 1
   Debt to equity ratio (excluding non-recourse debt on real estate) ..          0.2 to 1             0.6 to 1             0.3 to 1

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

         (In thousands, except per share data)

         Revenues ..............................................     $    8,745
         Net income ............................................     $    3,952
         Earnings per common share:
             Basic .............................................     $     0.39
             Diluted ...........................................     $     0.39

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company adopted liquidation basis accounting on that date. Among other things, statements of income and earnings per share data are not presented under the liquidation basis of accounting. Instead, the Company's revenues and expenses are reported as changes in net assets in liquidation. Additionally, under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. The selected financial data set forth below for the period from September 26, 2000 through December 31, 2000 has been derived from the Company's audited consolidated financial statements prepared under the liquidation basis of accounting for such period. This information should also be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

         (In thousands, except per share data)

         Revenues ..............................................     $    3,758
         Decrease in net assets in liquidation from
           operating activities ................................     $   (1,531)
         Liquidating distributions declared per common share ...     $     1.00
         Total assets ..........................................     $  119,159
         Total debt ............................................     $       --
         Net assets in liquidation .............................     $  117,006

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

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. From the Company's inception of operations through July 5, 2000, AMRESCO, INC. and AMREIT Holdings, Inc. collectively owned 1,500,111 shares, or approximately 15%, of it's outstanding common stock. On July 5, 2000, all of these common shares were sold to affiliates of Farallon Capital Management, L.L.C. Historically, the Company's investment activities were focused in three primary areas: loan investments, CMBS and equity investments in real estate.

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS holdings and its equity investments in real estate. To date, all of the Company's non-core assets have been sold. During the year ended December 31, 2000, the Company sold two of its CMBS investments, its 49% limited partner interest in a suburban office building, its majority ownership interest in five grocery-anchored shopping centers and its minority ownership interest in a partnership that owns CMBS. Additionally, in March 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS investment. On January 18, 2001, the Company sold its remaining CMBS holdings; at the time of the sale, the Company received net cash proceeds totaling $16.5 million. On March 5, 2001, the Company's taxable subsidiary sold its last asset, a mixed-use property in Columbus, Ohio. Prior to its sale, the property had been owned by a partnership which is controlled by the subsidiary. Based upon the terms of the sale, the Company expects to receive approximately $2.0 million from its unconsolidated taxable subsidiary.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000. As a result, the Company adopted liquidation basis accounting on September 26, 2000. Prior to that date, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting. Under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. Additionally, under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Statements of income, earnings per share data and an amount representing total comprehensive income are not presented. For a discussion of the liquidation basis of accounting and a summary of the adjustments to the Company's assets and liabilities resulting from the adoption thereof, reference is made to the Company's audited consolidated financial statements and notes thereto included in Item 8 of this report.

A majority of the Company's loans are expected to be fully repaid at or prior to their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. During the year ended December 31, 2000, the Company used the proceeds from eight loan repayments and the asset sales described above to fully repay $70.5 million in outstanding borrowings under its two credit facilities. Now that the credit facilities have been fully repaid, the Board of Trust Managers intends to distribute the Company's remaining assets to its shareholders as, and when, additional loans are repaid and/or sold, provided that the Trust Managers believe that adequate reserves are available for the payment of the Company's liabilities, expenses and unfunded loan commitments. Given the short duration and quality of the Company's remaining loans, the Company believes that the liquidation process will be completed within 18 to 24 months from the date that shareholders approved the liquidation, although there can be no assurances that this time table will be met or that the anticipated proceeds from the liquidation will be achieved.

RESULTS OF OPERATIONS

The following discussion of results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

Under the historical cost (or going concern) basis of accounting, net income for the period from January 1, 2000 through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998 was $5,948,000, $7,320,000 and $3,952,000, respectively, or
$0.59, $0.73 and $0.39 per common share, respectively. The Company had no income or expenses during the period from February 2, 1998 (date of initial capitalization) through May 11, 1998. The Company's sources of revenue for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 through December 31, 1998, totaling $15,708,000, $23,393,000 and $8,745,000, respectively, are set forth below.

o    $11,790,000, $16,099,000 and $4,834,000, respectively, from loan investments. As some of the Company's loan investments were accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues were included in the consolidated statements of income for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998 as follows: interest income on mortgage loans of $8,937,000, $14,568,000 and $4,278,000, respectively; operating income from real estate of $2,853,000, $1,531,000 and $211,000, respectively; and
     equity in earnings of other real estate ventures of $0, $0 and $345,000, respectively.

o $2,405,000, $3,699,000 and $1,563,000, respectively, from investments in CMBS.

o $2,387,000, $3,327,000 and $181,000, respectively, of operating income from real estate previously owned by the Company (through a majority-owned partnership).

o $(1,091,000), $17,000 and $243,000, respectively, of equity in earnings (losses) from its unconsolidated subsidiary, partnerships and other real estate ventures, including the Company's share of the loss realized in connection with the sale of the subsidiary's CMBS investment in March 2000.

o $217,000, $251,000 and $1,924,000, respectively, of interest income from short-term investments.

Additionally, the Company realized gains of $1,930,000 and $584,000 during the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, respectively, in connection with the repayments of ADC loan arrangements. The gains realized in 2000 were comprised principally of the incremental interest income earned on the loan investments, the recapture of previously recorded depreciation and the recognition (in earnings) of the loan commitment fees which had been received by the Company at the time the loans were originated; additionally, the gain associated with one of the repayments in 2000 included a profit participation of $261,000. The 1999 gain was comprised principally of interest income earned at the accrual rate over the life of the loan investment. During the period from January 1, 2000 through September 25, 2000, the Company realized gains of $1,485,000 and $674,000 in connection with the sale of real estate and two unconsolidated partnership investments, respectively; these sales were completed during the second quarter of 2000. The real estate disposition was effected by a sale of the Company's 99.5% interest in a master partnership that, through individual subsidiary partnerships, owned five grocery-anchored shopping centers. No gains were realized during 1998.

The Company incurred expenses of $9,530,000, $16,631,000 and $4,793,000 during the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 through December 31, 1998, respectively. These expenses are set forth below.

o $4,396,000, $5,593,000 and $567,000, respectively, of interest expense (net of capitalized interest totaling $0, $593,000 and $57,000, respectively) associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o    $1,140,000, $2,206,000 and $1,187,000, respectively, of management fees, including $1,401,000, $2,066,000 and $835,000, respectively, of base management fees payable to the Manager pursuant to the amended Management Agreement and $(261,000), $140,000 and $352,000, respectively, of expense (credits) associated with compensatory options granted to the Manager. Costs associated with the compensatory options decreased during the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 primarily as a result of a decrease in the expected volatility of the Company's stock. No incentive fees or operating deficit reimbursements were incurred during any of the three periods.

o    $1,018,000, $1,437,000 and $1,294,000, respectively, of general and administrative costs, including $0, $200,000 and $0, respectively, of resolution costs associated with a non-performing loan, $0, $0 and $330,000, respectively, of due diligence costs associated with an abandoned transaction, $705,000, $304,000 and $396,000, respectively, for professional services (including a financial advisor's fee during the period from January 1, 2000 through September 25, 2000), $172,000, $234,000 and $162,000, respectively, for directors and officers' insurance, $20,000, $192,000 and $140,000, respectively, of reimbursable costs pursuant to the amended Management Agreement, $(27,000), $(8,000) and $68,000, respectively, related to compensatory options granted to certain members of the AMRESCO Group, $0, $114,000 and $0, respectively, of dividend equivalent costs, $37,000, $23,000 and $0, respectively, of fees paid to the Company's Independent Trust Managers for their services to the Company, $29,000, $0 and $0, respectively, of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $34,000, $91,000 and $56,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers and $17,000, $111,000 and $57,000, respectively, of travel costs. Costs associated with the compensatory options decreased during the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 primarily as a result of a decrease in the expected volatility of the Company's stock. These categories do not represent all general and administrative expenses.

o $0, $1,737,000 and $0, respectively, of costs associated with an abandoned merger.

o $1,188,000, $1,252,000 and $100,000, respectively, of depreciation expense, including $499,000, $810,000 and $56,000, respectively, related to five grocery-anchored shopping centers and $689,000, $442,000 and $44,000, respectively, related to loan investments that were accounted for as real estate.

o $0, $1,084,000 and $277,000, respectively, of participating interest associated with amounts due to an affiliate.

o $1,788,000, $3,322,000 and $1,368,000, respectively, of provision for loan losses. During the year ended December 31, 1999, the Company charged-off $500,000 against an existing allowance for losses related to the non-performing loan referred to above. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments". No charge-offs were recorded during the period from January 1, 2000 through September 25, 2000 or the period from May 12, 1998 through December 31, 1998.

Additionally, the Company realized losses of $4,267,000 during the period from January 1, 2000 through September 25, 2000 in connection with the sales of two of its CMBS holdings. The sales occurred in January 2000 and August 2000 resulting in losses totaling $130,000 and $4,137,000, respectively. No losses were realized during 1999 or 1998.

During the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 through December 31, 1998, minority interest in a subsidiary partnership's net income totaled $52,000, $26,000 and $0, respectively.

Period from January 1, 2000 through September 25, 2000 Compared to Year Ended December 31, 1999

The Company's revenues decreased by $7,685,000, or 33%, from $23,393,000 to $15,708,000, due primarily to declines in interest income on mortgage loans of $5,631,000, income from commercial mortgage-backed securities of $1,294,000 and equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate ventures of $1,108,000. The declines in interest income on mortgage loans and income from commercial mortgage-backed securities were due, in part, to the shorter reporting period in 2000. Additionally, interest income on mortgage loans declined as a result of the fact that the Company had lower average outstanding balances during the current period as compared to the prior period; the decline in income from commercial mortgage-backed securities was also attributable to the sales (in January 2000 and August 2000) of two of the Company's CMBS holdings. The decrease in equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate ventures was due, in part, to the loss of revenue resulting from the sale of the unconsolidated subsidiary's CMBS investment in March 2000 and the Company's share of the loss realized in connection with such sale; furthermore, in addition to less favorable operating results from the partnership that the Company assumed control of on February 25, 1999, the current period results included $346,000 of costs associated with a settlement of alleged defaults under the partnership's first lien mortgage. Operating income from real estate increased by $382,000 as a result of the fact that the properties underlying two of the Company's ADC loan arrangements that had been accounted for as real estate were substantially completed on July 1, 1999 and October 1, 1999, respectively, and began producing operating income thereafter (one of these loans was repaid on September 14, 2000 while the other was not repaid until November 10, 2000). The increase in operating income from real estate which was attributable to ADC loan arrangements was partially offset by lower revenues from the real estate that had been owned by the Company (through a majority-owned partnership); revenues derived from the owned real estate were lower as a result of the sale of such real estate on June 14, 2000.

The Company's expenses decreased by $7,101,000, or 43%, from $16,631,000 to $9,530,000 as all expense categories were lower in the current period as compared to the prior period. The declines in interest expense and management fees were due, in part, to the shorter reporting period in 2000. Interest expense decreased by $1,197,000, a portion of which was attributable to lower average debt balances under the Company's two credit facilities and its non-recourse debt on real estate. The non-recourse debt was assumed by the buyer of the Company's real estate on June 14, 2000. The Company's base management fees decreased by $665,000, from $2,066,000 to $1,401,000, as a result of the shorter reporting period and the fact that the Company's average asset base (upon which the fee is calculated) was smaller during the current period (as compared to the prior period) while compensatory option charges (included in management fees) declined by $401,000, from $140,000 to $(261,000), as a result of a decrease in the value of the options. The decline in general and administrative expenses was due largely to the shorter reporting period in 2000. Additionally, during the prior period, the Company incurred reimbursable costs under the Management Agreement of $192,000 and dividend equivalent costs of $114,000. During the current period, the Company did not incur any dividend equivalent costs as the dividend equivalents program was terminated in early 2000; furthermore, reimbursable costs were limited to $20,000 in the current period as the provision of the Management Agreement which gave rise to such Manager cost reimbursements was terminated effective April 1, 2000. The Company's 1999 expenses included $1,737,000 of abandoned merger costs and $1,084,000 of participating interest in mortgage loans; no such costs were incurred during 2000. The Company incurred no participating interest in mortgage loans during 2000 as the financing arrangement giving rise to such costs was fully extinguished on November 1, 1999. The decrease in provision for loan losses of $1,534,000, from $3,322,000 to $1,788,000, was attributable to the fact that the Company's allowance for loan losses at September 25, 2000 was deemed to be adequate.

For the reasons cited above, income before gains (losses) and minority interests declined by $584,000 (or 9%), from $6,762,000 to $6,178,000. Net income decreased by $1,372,000 (or 19%), from $7,320,000 to $5,948,000. In addition to the factors cited above, minority interest in a subsidiary partnership's net income, dissimilar gains from repayments of ADC loan arrangements (in 1999 and 2000), losses associated with sales of CMBS (in 2000) and gains from the sales of real estate and two unconsolidated partnership investments (in 2000) contributed to the net income variance from period to period.

Changes in Net Assets in Liquidation

Under the liquidation basis of accounting, net assets in liquidation decreased by $8,025,000 during the period from September 26, 2000 through December 31, 2000, of which $6,526,000 was attributable to liquidating distributions that were paid to the Company's shareholders in October and November 2000. During this period, revenues and expenses totaled $3,758,000 and $2,482,000, respectively. The Company's expenses were comprised largely of management fees totaling $2,094,000. Included in this amount was a charge equal to the aggregate amount of termination benefits expected to be payable to certain employees of the Manager. These costs, totaling $1,490,000, are expected to be borne by the Company through future operating deficit reimbursements under the terms of the amended Management Agreement. During the period from September 26, 2000 through December 31, 2000, base management fees totaled $361,000. During this same period, operating deficit reimbursements totaled $243,000, of which $192,000 was related to termination benefits which were paid to departing employees of the Manager on December 31, 2000. Additionally, during the period, the Company reduced the carrying value of its investment in its unconsolidated taxable subsidiary by $3,114,000 and it increased the carrying value of its CMBS by $307,000. These adjustments (changes in estimated net realizable value) are discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-headings "Loan Investments" and "Commercial Mortgage-backed Securities", respectively. During the period, the Company also received $32,000 from the exercise of 4,000 stock options.

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

The higher revenues described above were offset by declines in interest income from short-term investments and equity in earnings from the Company's unconsolidated subsidiary, partnerships and other real estate ventures. Interest income declined by $1,673,000, from $1,924,000 to $251,000, as the uninvested portion of the net proceeds received from the issuance of the Company's common shares were temporarily invested in short-term investments during the period from May 12, 1998 through September 30, 1998. Equity in earnings from unconsolidated subsidiary, partnerships and other real estate ventures declined by $571,000, from $588,000 to $17,000. For the most part, this decline was attributable to a non-performing loan. This loan was performing until late in the fourth quarter of 1998. Prior to its reclassification in February 1999, which is described below, this loan was accounted for as a joint venture investment for financial reporting purposes.

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

During the year ended December 31, 1999, the Company incurred borrowing costs, including participating interest in mortgage loans, of $6,677,000 (net of amounts capitalized of $593,000). During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company incurred borrowing costs, including participating interest in mortgage loans, of only $844,000 (net of amounts capitalized of $57,000) as it did not begin to leverage its assets until September 30, 1998. As of December 31, 1999 and 1998, obligations under the Company's various financing arrangements totaled $105,097,000 and $52,647,000, including amounts due to an affiliate of $0 and $5,809,000, respectively. Amounts due to the affiliate were fully extinguished on November 1, 1999. Base management fees increased by $1,231,000, from $835,000 to $2,066,000, as a result of the Company's larger average asset base upon which the fee is calculated. Depreciation expense increased by $1,152,000, from $100,000 to $1,252,000, as a result of the real estate acquisitions described above and the fact that the projects securing two of the Company's ADC loan arrangements accounted for as real estate were substantially completed and held available for occupancy during 1999. Finally, the Company's provision for loan losses increased by $1,954,000, from $1,368,000 to $3,322,000. The increase was attributable to one investment, an ADC loan arrangement, that was deemed to be impaired as of December 31, 1999. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments". The higher expenses enumerated above were offset, in part, by a decline in compensatory option charges. The aggregate costs associated with compensatory options declined by $288,000, from $420,000 to $132,000, primarily as a result of a decrease in the expected volatility of the Company's stock.

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

Distributions

Historically, the Company's policy was to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends were paid quarterly through the first quarter of 2000. Under its original policy, dividends declared, as well as their federal income tax status, were as follows (in thousands, except per share amounts):

                                                                                                           Federal Income
                                                                                              Dividend       Tax Status
                                                                                                 Per    --------------------
                             Declaration         Record              Payment        Dividend   Common   Ordinary    Return
                                 Date             Date                Date            Paid      Share    Income   Of Capital
                          -----------------  ----------------   -----------------   --------  --------  --------  ----------
 1998
 Period from May 12, 1998
   through June 30, 1998  July 23, 1998      July 31, 1998      August 17, 1998    $    1,001  $   0.10  $ 0.1000  $       --
 Third Quarter            October 22, 1998   October 31, 1998   November 16, 1998       2,401      0.24    0.2400          --
 Fourth Quarter           December 15, 1998  December 31, 1998  January 27, 1999        4,002      0.40    0.4000          --
                                                                                   ----------  --------  --------  ----------

                                                                                   $    7,404  $   0.74  $ 0.7400  $       --
                                                                                   ==========  ========  ========  ==========

 1999
 First Quarter            April 22, 1999     April 30, 1999     May 17, 1999       $    3,602  $   0.36  $ 0.3268  $   0.0332
 Second Quarter           July 22, 1999      July 31, 1999      August 16, 1999         3,906      0.39    0.3466      0.0434
 Third Quarter            October 21, 1999   October 31, 1999   November 15, 1999       4,006      0.40    0.3555      0.0445
 Fourth Quarter           December 15, 1999  December 31, 1999  January 27, 2000        4,407      0.44    0.3911      0.0489
                                                                                   ----------  --------  --------  ----------

                                                                                   $   15,921  $   1.59  $ 1.4200  $   0.1700
                                                                                   ==========  ========  ========  ==========

 2000
 First Quarter            April 25, 2000    May 4, 2000      May 15, 2000          $    3,405  $   0.34  $ 0.3400  $       --
                                                                                   ==========  ========  ========  ==========

A portion of each of the distributions declared in 1999 was classified as a non-taxable return of capital as a result of the merger related charges described above.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. To date, the Company has declared four liquidating distributions pursuant to the Plan of Liquidation and Dissolution. The following table sets forth information regarding the declaration, record and payment dates for these liquidating distributions (in thousands, except per share amounts).

                                                                                                                        Distribution
                                                                                                                            Per
                                            Declaration             Record                Payment            Total         Common
                                               Date                  Date                  Date           Distribution     Share
                                         ----------------      ----------------      -----------------    ------------  ------------
  First Liquidating Distribution         September 27, 2000    October 6, 2000       October 19, 2000      $    3,012    $     0.30
  Second Liquidating Distribution        October 31, 2000      November 9, 2000      November 21, 2000          3,514          0.35
  Third Liquidating Distribution         December 21, 2000     December 31, 2000     January 17, 2001           3,514          0.35
                                                                                                           ----------    ----------

      Total Liquidating Distributions                                                                          10,040          1.00
       Declared in 2000

  Fourth Liquidating Distribution        March 8, 2001         March 19, 2001        March 30, 2001            26,104          2.60
                                                                                                           ----------    ----------

      Total Liquidating Distributions
       Declared to Date                                                                                    $   36,144    $     3.60
                                                                                                           ==========    ==========

The timing and amount of future liquidating distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of asset dispositions, reserve requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions in a manner which will allow it to continue to qualify as a REIT under the Code throughout the liquidation period. Tax basis income differs from the operating results reported for financial reporting purposes under the historical cost (or going concern) basis of accounting and the liquidation basis of accounting due to differences in methods of accounting for revenues, expenses, gains and losses. As a result of these accounting differences, net income (under the historical cost [or going concern] basis of accounting) and the increase/decrease in net assets from operating activities (under the liquidation basis of accounting) are not necessarily indicative of the distributions which must be made by the Company in order for it to continue to qualify as a REIT under the Code.

For the year ended December 31, 2000, $1.00 per share was reported to the Company's shareholders (for federal income tax purposes) as liquidating distributions. The Company believes that distributions made to shareholders pursuant to its Plan of Liquidation and Dissolution will be treated for federal income tax purposes as distributions in a complete liquidation. In this case, in general, shareholders will realize, for federal income tax purposes, gain or loss equal to the difference between the cash distributed to them from the liquidating distributions and their adjusted tax basis in their shares. Tax consequences to shareholders may differ depending upon their circumstances. Shareholders are encouraged to consult with their own tax advisors.

Loan Investments

During the period from May 12, 1998 through December 31, 1998, the Company assembled a portfolio of 21 loans, representing $209.6 million in aggregate commitments; as of December 31, 1998, $136.8 million had been advanced under these facilities. Eleven of the 21 loans were originated by the Company while two of the loans were acquired from AMRESCO Funding Corporation ("AFC") and eight of the loans were acquired from AMRESCO Commercial Finance, Inc. ("ACFI"), both of whom are members of the AMRESCO Group. The two loans were acquired from AFC immediately after the closing of the IPO at an aggregate cash purchase price of $5,433,000, including accrued interest and as adjusted for unamortized loan commitment fees. The eight loans were acquired from ACFI on September 30, 1998 pursuant to two separate agreements. The first agreement provided for the purchase of three loans at an aggregate cash purchase price of $11,314,000, including accrued interest of $137,000. The second agreement provided for the purchase of five loans at an aggregate cash purchase price of $22,978,000, including accrued interest of $675,000. Immediately following the purchase of the five loans, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from the five loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as was outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. The sales price was comprised of $4,345,000 which had the effect of reducing the Company's net investment in such loans; the balance of the sales price, or $675,000, equated to the amount of interest which was accrued under the five loan agreements as of September 30, 1998. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances which were required to be made under the five loan agreements. The proceeds received from ACFI were accounted for as a financing.

During the year ended December 31, 1999, six of the Company's loans were fully repaid, three loan originations were closed (the last of which occurred in August 1999) and four loans were sold to ACFI in two separate transactions. Prior to their sale, these four investments had been subject to the ACFI economic interest described above. The fifth loan was fully repaid by the borrower in May 1999. The proceeds from the sales, which produced no gain or loss for the Company, totaled $13,340,000. In connection with the last sale, amounts due to ACFI were fully extinguished; additionally, ACFI's contingent reimbursement obligations were discharged. Finally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. Excluding the loan classified as an investment in unconsolidated subsidiary, the Company had 13 loans representing $168.9 million in aggregate commitments as of December 31, 1999; $143.6 million was outstanding under these facilities at that date.

During the year ended December 31, 2000, six of the Company's loans were fully repaid. As further described below, $1,250,000 was received in complete satisfaction of another loan. One additional loan was repaid at an amount which was $576,000 less than its par (or face) value. Prior to September 26, 2000, this loan had been accounted for as real estate for financial reporting purposes; upon adoption of liquidation basis accounting, the carrying value of this ADC loan arrangement was increased to the amount that was ultimately realized when the loan was repaid on November 10, 2000. At December 31, 2000, the Company had commitments to fund $92.3 million (under five loans), of which $88.4 million was outstanding. Based upon the amounts outstanding under these facilities, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.6% and a weighted average interest accrual rate of 11.4% as of December 31, 2000. As of December 31, 2000, the Company's loan investments are summarized as follows (dollars in thousands):


             Scheduled                                                                            Estimated
Date of      Maturity/                                                                                Net      Interest  Interest
Initial     Disposition                                    Collateral    Commitment    Amount     Realizable     Pay     Accrual
Investment     Date        Location       Property Type     Position       Amount    Outstanding     Value      Rate       Rate
----------  -----------  --------------  ---------------  -------------  ----------  -----------  ----------   -------   --------
05/12/98     03/31/02    Richardson, TX  Office           Second Lien    $   14,700  $    14,700  $   14,700      10.0%      12.0%
06/01/98     06/01/01    Houston, TX     Office           First Lien         11,800       11,800      11,800      12.0%      12.0%
06/22/98     06/19/01    Wayland, MA     Office           First Lien         45,000       42,152      42,152      10.5%      10.5%
05/18/99     05/19/01    Irvine, CA      Office           First Lien         15,557       15,306      15,306      10.0%      12.0%
07/29/99     02/01/01    Lexington, MA   R&D/Bio-Tech     First Lien          5,213        4,443       4,443      11.7%      14.7%
                                                                         ----------  -----------  ----------

                                                                         $   92,270  $    88,401  $   88,401
                                                                         ==========  ===========  ==========

On February 1, 2001, one of the Company's loan investments was fully repaid; at December 31, 2000, the amount outstanding under this loan totaled $4.443 million. After giving effect to this disposition, the Company has commitments to fund $87.057 million, of which $83.958 million is outstanding. The Company is obligated to fund the outstanding commitments of $3.099 million to the extent the borrowers are not in violation of any of the conditions established in the loan agreements. Conversely, a portion of the commitments may expire without being drawn upon and therefore the unfunded commitments do not necessarily represent future cash requirements. One investment, the Company's $14.7 million Richardson office loan, provides the Company with the opportunity for profit participation above the contractual accrual rate.

Pursuant to the terms of the underlying loan agreements, extension options are available to two of the Company's remaining borrowers provided that such borrowers are not in violation of any of the conditions established in the loan agreements. The loans provide for an extension fee to be paid to the Company at the time the extension option is exercised by the borrower. The extension fees range from 0.5% to 1% of the loan commitment amount, depending upon the length of the extension option. The following table summarizes the extension options currently available to the Company's borrowers under the terms of their respective loan agreements (dollars in thousands):

                                                   Amount
                                               Outstanding at
           Scheduled              Commitment    December 31,      Extension Options
            Maturity                Amount          2000        Available to Borrower
         --------------           ----------   --------------   ---------------------
         May 19, 2001             $   15,557     $   15,306     One 6-Month Option

         March 31, 2002               14,700         14,700     One 1-Year Option
                                  ----------     ----------

                                  $   30,257     $   30,006
                                  ==========     ==========

During the second quarter of 2000, the maturity date of the Company's $45 million Wayland office loan was extended to June 19, 2001 under a 1-year extension option that the borrower elected to exercise. At December 31, 2000, $42.152 million was outstanding under this facility. In February 2001, the maturity date of the Company's $14.7 million Richardson office loan was extended from March 31, 2001 to March 31, 2002 under the first of two 1-year extension options.

The Company provided financing through certain real estate loan arrangements that, because of their nature, qualified (under the historical cost [or going concern] basis of accounting) either as real estate or joint venture investments for financial reporting purposes. For a discussion of these loan arrangements and the changes thereto resulting from the adoption of liquidation basis accounting, see the notes to the audited consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data".

In cases where the Company originated loans, the borrowers paid a commitment fee to the Company that was in addition to interest payments due under the terms of the loan agreements. Prior to September 26, 2000, commitment fees were deferred and recognized over the life of the loan as an adjustment of yield or, in those cases where loan investments were classified as either real estate or joint ventures for financial reporting purposes, such fees were deferred and recognized upon the disposition of the investment.

A mezzanine loan with an outstanding balance of $8,262,000 and a recorded investment of $7,191,000 was deemed to be impaired as of December 31, 1999. The allowance for loan losses related to this investment, which was secured by partnership interests in the borrower, totaled $4,190,000 at December 31, 1999. In addition to the Company's mortgage, the property was encumbered by a $45.5 million first lien mortgage provided by an unaffiliated third party, of which $44 million was outstanding. In early 2000, the Company made an additional investment in this loan totaling $37,000. Through March 2000, all interest payments were made in accordance with the terms of the first lien mortgage and the Company's loan. On February 15, 2000, the Company entered into a Conditional Agreement with the borrower. Under the terms of the Conditional Agreement, which was subject to approval by the first lien lender, the Company agreed to accept $3,000,000 in complete satisfaction of all amounts owed to it by the borrower provided that such payment was received by the Company on or before May 15, 2000. On May 10, 2000, the borrower notified the Company that it would be unable to make the $3,000,000 payment called for under the terms of the Conditional Agreement. At this time, the borrower also informed the Company that it would not make the April 2000 interest payment to the first lien lender before the grace period for such payment expired. After the grace period elapsed, the first lien lender served a default notice to the borrower for its failure to make this interest payment. Concurrently, the Company served a default notice to the borrower for its failure to pay interest due under the terms of the mezzanine loan. Effective as of May 15, 2000, the Company entered into an Agreement for DPO (or discounted payoff) with the borrower (the "DPO Agreement"). Under the terms of the DPO Agreement, the Company agreed to accept $1,250,000 (the "DPO Amount") in complete satisfaction of all amounts owed to it by the borrower provided that certain conditions were met. On or before May 31, 2000, the borrower was required to pay $250,000 of the DPO Amount to the Company. The recorded investment of this loan was reduced by $250,000 upon receipt of this payment on May 31, 2000. On May 16, 2000, the borrower cured the default on the first lien mortgage by making the April 2000 interest payment. The borrower's ability to fully satisfy the loan pursuant to the DPO Agreement was further conditioned upon there being no subsequent defaults under the first lien mortgage. Through October 2000, all debt service payments were made in accordance with the terms of the first lien mortgage. As a result of the events described above, the Company recorded an additional loan loss provision of $1,788,000 during the first quarter of 2000. On October 31, 2000, the Company received the balance of the DPO Amount ($1,000,000).

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 and a recorded investment of $6,659,000 was over 30 days past due as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the mezzanine mortgage, the 909,000 square foot mixed-use property was encumbered by a $17 million non-recourse first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which was fully repaid on March 5, 2001, required interest only payments throughout its term. On March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan; however, it did not give notice of an intention to accelerate the balance of the first lien loan at that time. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intended to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would have continued to have an interest in the project as an equity owner. On March 16, 2000, the first lien lender gave notice to the partnership of its intention to accelerate the first lien loan in the event that certain alleged non-monetary events of default were not cured. In addition to the alleged default described above, the first lien lender asserted that the borrower permitted a transfer of a beneficial interest in the partnership in violation of the loan agreement and that it had failed to perform certain obligations under the Intercreditor Agreement. The notice also specified that, as a result of the alleged defaults, interest had accrued at the default rate from the date of the earliest event of default. Through March 2000, all interest payments at the stated rate had been made in accordance with the terms of the first lien mortgage. Under the terms of a negotiated settlement, the borrower paid $250,000 of default interest to the first lien lender. Additionally, the borrower reimbursed the first lien lender for its legal fees and other costs incurred in connection with the negotiation and closing of the settlement. These fees and other costs totaled approximately $96,000. Following the payment of these amounts on May 19, 2000, all of the alleged defaults under the first lien mortgage were cured. Initially, the first lien lender indicated a willingness to permit the to-be-formed investment partnership to assume the first lien mortgage; however, the parties ultimately could not agree on the terms of an assumption agreement. At that time, the Company was informed by the prospective investor that it was negotiating with two lenders in an effort to secure take-out financing for the first lien mortgage and that such financing was expected to be in place by December 2000. In early December 2000, the prospective investor informed the Company that it was abandoning the proposed transaction. Immediately thereafter, the Company retained a broker and proceeded to market the property for sale. On January 24, 2001, the partnership entered into an agreement to sell the property at a gross sales price of $18,250,000. Through February 28, 2001, the partnership received non-refundable deposits totaling $1,150,000 from the purchaser. The closing was originally scheduled to occur on March 1, 2001 (the maturity date of the first lien mortgage); however, the purchaser was entitled to extend the closing date to April 2, 2001 upon payment of an extension fee of $100,000. The non-refundable extension fee was received by the partnership on February 28, 2001. Under the terms of the extension, the purchaser was obligated to reimburse the partnership (up to $100,000) for costs that it might be charged by the first lien lender as a result of the partnership's failure to repay the first lien mortgage on or before its scheduled maturity date. These costs, totaling $9,000, were reimbursed by the purchaser on March 5, 2001 (the date on which the sale was consummated). At closing, $17 million was received from the purchaser; such proceeds were used to fully extinguish the first lien mortgage. The balance of the sales price (or $100,000) is due on July 31, 2001 and is evidenced by a promissory note which was executed at closing. Concurrent with its adoption of liquidation basis accounting, the Company reduced the carrying value of its investment in the unconsolidated taxable subsidiary by $1,000,000. As a result of the recent events described above, the Company reduced the carrying value of this investment by an additional $3,114,000 as of December 31, 2000; this adjustment was reported as a change in estimated net realizable value in the audited consolidated statement of changes in net assets in liquidation. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. At December 31, 2000, the carrying value of the Company's investment in its taxable subsidiary totaled $2,000,000, which amount represents management's estimate of the value that is expected to be derived from such investment as a result of the transaction described above.

At December 31, 2000, the Company's commercial mortgage loan commitments were geographically dispersed as follows:

                               Location                 Percent
                            -------------              ---------
                            Massachusetts                   54%
                            Texas                           29%
                            California                      17%

The underlying collateral for these loans at December 31, 2000 was comprised of the following property types:

                            Property Type               Percent
                            -------------              ---------
                            Office                          94%
                            R&D/Bio-Tech                     6%

The percentages reflected above are based upon committed loan amounts and exclude the loan that was reclassified to investment in unconsolidated subsidiary in February 1999.

As the loan investment portfolio is expected to contract as a result of repayments and/or sales, geographic and product type concentrations will persist. Geographic and product type concentrations present additional risks, particularly if there is a deterioration in the general condition of the real estate market or in the sub-market in which the loan collateral is located, or if demand for a particular product type does not meet expectations due to adverse market conditions that are different from those projected by the Company.

Commercial Mortgage-backed Securities

During 1998, the Company acquired five non-investment grade commercial mortgage-backed securities ("CMBS") at an aggregate purchase price of $34.5 million. All of these securities were acquired on or before September 1, 1998. Due to the significant widening of spreads in the CMBS market during the latter half of 1998, the value of the Company's CMBS holdings had declined by $6.245 million at December 31, 1998. During the year ended December 31, 1999, the value of the Company's CMBS holdings declined by an additional $4.440 million due to an increase in comparable-term U.S. Treasury rates and continued (albeit less dramatic) spread widening in the CMBS market. During the period from January 1, 2000 through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the value of the Company's CMBS holdings declined by $630,000 due primarily to continued widening of spreads in the CMBS market. As a result, during the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company recorded unrealized losses of $630,000, $4.440 million and $6.245 million, respectively, on its CMBS portfolio. Additionally, during the period from January 1, 2000 through September 25, 2000 and the period from May 12, 1998 through December 31, 1998, the Company recorded unrealized losses (net of tax effects) of $13,000 and $230,000, respectively, related to one commercial mortgage-backed security which had been owned by its unconsolidated taxable subsidiary; this security was purchased by the subsidiary in May 1998. During the year ended December 31, 1999, the Company recorded an unrealized gain of $103,000, net of tax effects, related to the security which had been held by the taxable subsidiary. Unlike spreads for the majority of the Company's direct CMBS investments, the spread for this particular bond declined during the year ended December 31, 1999. As these securities were classified as available for sale under the historical cost (or going concern) basis of accounting, the unrealized losses were reported as a component of accumulated other comprehensive income (loss) in shareholders' equity for financial reporting purposes.

On January 11, 2000 and August 23, 2000, the Company sold two of its CMBS holdings (the "B-2A" security and the "G-2" security, respectively). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                                        Total                            Gross
                                        Security     Disposition     Amortized          Realized
                         Security        Rating       Proceeds          Cost              Loss
                         --------       --------     -----------     ---------          --------
                           B-2A            B            $3,784         $3,914           $  (130)

                           B-3A            B-           $3,341         $3,481           $  (140)

                            G-2            B-           $4,030         $8,167           $(4,137)

The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate ventures in the audited consolidated statement of income for the period from January 1, 2000 through September 25, 2000.

As of December 31, 2000, the Company's CMBS investments were summarized as follows (in thousands):

                                                                               Estimated
                                                                                  Net
                              Security           Amortized     Unrealized      Realizable
               Security        Rating              Cost          Losses          Value
               --------       --------          ----------     ----------      ----------

                  G               BB-           $    4,305     $   (1,131)     $    3,174
                  H               B                 15,880         (4,812)         11,068
                  J               B-                 3,167           (798)          2,369
                                                ----------     ----------      ----------

                                                $   23,352     $   (6,741)     $   16,611
                                                ==========     ==========      ==========

On January 18, 2001, the Company sold its remaining CMBS holdings to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16.555 million. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). At the time of closing, the Buyer informed the Company that it had no present intention to terminate AMRESCO Investments' appointee and that its future decisions with regard to the special servicer would be based upon the servicer's performance. When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, were considered when estimating the net realizable value of the Company's CMBS at December 31, 2000. Based on the terms of the sale (as described above), the Company increased the carrying value of its CMBS by $307,000 on December 31, 2000. This adjustment was reported as a change in estimated net realizable value in the audited consolidated statement of changes in net assets in liquidation.

While management believed that the fundamental value of the real estate mortgages underlying the Company's bonds had been largely unaffected during its term of ownership, the combination of increasing spreads and comparable-term U.S. Treasury rates caused the current fair value of these securities to decline.

In February 1999, the Company contributed $0.7 million to a newly formed investment partnership with Olympus Real Estate Corporation. The partnership, which was 5% owned by the Company, acquired several classes of subordinated CMBS at an aggregate purchase price of $12.7 million. In connection with the partnership's procurement of financing, the Company's investment in this partnership was reduced to $0.3 million in February 2000. On June 30, 2000, the Company sold its 5% ownership interest for $326,000. The gain associated with this transaction totaled $12,000.

Equity Investments in Real Estate

On October 23, 1998, the Company (through a majority-owned partnership) acquired an interest in the first of five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth, Texas area, an 82,730 square foot facility in Arlington, Texas, for $10.3 million. In connection with this acquisition, the title-holding partnership obtained non-recourse financing of $7.5 million. Immediately prior to the closing, the Company contributed $3.4 million of capital to the partnership which was used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnership. On April 30, 1999, the Company (through the majority-owned partnership) acquired interests in three additional, grocery-anchored shopping centers. These newly constructed properties, which were acquired by three subsidiary partnerships at an aggregate purchase price of $30.2 million, included an 86,516 square foot facility in Flower Mound, Texas, a 61,440 square foot facility in Fort Worth, Texas and an 85,611 square foot facility in Grapevine, Texas. In connection with these acquisitions, the three title-holding partnerships obtained non-recourse financing totaling $19.5 million. Immediately prior to the closings, the Company contributed $11.4 million of capital to the partnership. The proceeds from this contribution were used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnerships. On August 25, 1999, the Company (through the majority-owned partnership) acquired an interest in the fifth grocery-anchored shopping center. The newly constructed property, an 87,540 square foot facility in Richardson, Texas, was acquired by a subsidiary partnership at a purchase price of $10.7 million. In connection with this acquisition, the title-holding partnership obtained non-recourse financing of $7.6 million. Immediately prior to the closing, the Company contributed $3.4 million of capital to the partnership which was used to fund the balance of the purchase price, to pay costs associated with the financing and to provide initial working capital to the title-holding partnership. Prior to June 14, 2000, the Company held a 99.5% interest in the majority-owned (or master) partnership. The master partnership owned, directly or indirectly, 100% of the equity interests in each of the five title-holding partnerships. On June 14, 2000, the Company sold its 99.5% ownership interest for $18.327 million. The sale generated a gain of $1,485,000.

The five consolidated title-holding partnerships were indebted under the terms of five non-recourse loan agreements with Jackson National Life Insurance Company, an unaffiliated third party. All five loans, aggregating $34.6 million, bore interest at 6.83% per annum. The interest rates on the first four loans were adjusted in connection with the placement of the fifth loan on August 25, 1999. Prior to that time, a $7.5 million loan bore interest at 7.28% per annum and three loans aggregating $19.5 million bore interest at 6.68% per annum. The five non-recourse loans were assumed by the buyer in connection with the sale described above.

On March 2, 1999, the Company acquired a 49% limited partner interest in a partnership which owned a 116,000 square foot office building in Richardson, Texas. The property was encumbered by a first lien mortgage approximating $13.7 million. In connection with this acquisition, the Company contributed $1.4 million of capital to the partnership. On April 3, 2000, the Company sold its 49% limited partner interest for $1.8 million. The gain associated with this transaction totaled $662,000.

The Company's unconsolidated taxable subsidiary holds interests (indirectly) in a partnership which, until March 5, 2001, had owned a 909,000 square foot mixed-use property in Columbus, Ohio. This investment is described above under the sub-heading "Loan Investments".

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

Having fully repaid its credit facilities, the Company's principal demands for liquidity are cash for operations, including funds which are required to satisfy its obligations under existing loan commitments, management fees, general and administrative expenses and distributions to its shareholders (in amounts that are sufficient to allow it to continue to qualify as a REIT). Distributions in excess of the amounts required to maintain the Company's REIT qualification will be funded with the proceeds from loan repayments and/or sales. The Company's principal sources of liquidity are its cash reserves, pay rate interest income from its mortgage loans, proceeds from loan repayments and/or sales and, through April 30, 2001, the funds available to it under its line of credit. The Company believes that its cash flow from operations and the proceeds from loan repayments and/or sales will be sufficient to meet the Company's currently expected liquidity and capital requirements.

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

Effective as of May 4, 1999, the Company and some of its subsidiaries entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC. The agreement amended the Company's existing line of credit. The Amended Line of Credit included the following modifications:

   o a reduction in the size of the committed facility from $400 million to $300 million;

   o the elimination of the requirement that assets financed with proceeds from the facility had to be securitizable;

   o a reduction in the amount of capital the Company had to fund with respect to construction and rehabilitation loans before PSCC was required to begin advancing funds;

   o  an extension of the maturity date from July 1, 2000 to November 3, 2000;
      and

   o the modification to, and addition of, sublimits on specified categories of loans and assets, including:

      o  a new $40 million sublimit on mezzanine loans and equity investments;
         and

      o a reduction in the sublimit on construction loans from $150 million to $115 million, with the addition of a new $50 million sublimit within this category for construction loans that were less than 70% pre-leased at the time the initial advance was to be made under the Amended Line of Credit with respect to a construction loan fitting this category.

Under the Amended Line of Credit, borrowings bore interest at LIBOR plus 1.25% per annum as such borrowings did not exceed the Company's Tangible Net Worth, as defined. At December 31, 1999, $60,641,000 was outstanding under the Amended Line of Credit. The weighted average interest rate at December 31, 1999 was 7.73%.

As compensation for amending the existing line of credit and extending the maturity date, the Company granted warrants to Prudential Securities Incorporated ("PSI"), an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represented the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation. On September 25, 2000, PSI purchased 20,863 of the Company's common shares by tendering all 250,002 warrants. No cash was received by the Company in connection with this issuance of common shares.

Following the completion of the modifications to its line of credit facility, the Company's investment activities increased, albeit at a slower rate than was achieved in 1998 before the capital markets deteriorated. During the latter part of 1999 and early 2000, the Company's investment activities were discontinued pending a review of various strategic alternatives.

Effective as of November 3, 2000, the Company (and certain of its subsidiaries) entered into a First Amendment to Amended and Restated Interim Warehouse and Security Agreement (the "First Amendment Line of Credit") with Prudential Securities Credit Corporation, LLC, successor in interest to PSCC. Under the terms of the First Amendment Line of Credit, the committed amount of the credit facility was reduced from $300 million to $35 million (subject to certain limitations) and the maturity date was extended from November 3, 2000 to April 30, 2001. On and after November 3, 2000, the Company may request advances under the line of credit only for purposes of funding its unfunded loan commitments and its dividend payments to shareholders to the extent such dividends are necessary in order for the Company to maintain its qualification as a REIT. As compensation for entering into the First Amendment Line of Credit, the Company paid Prudential Securities Credit Corporation, LLC an extension fee equal to 0.5% of the committed amount. Borrowings under the credit facility bear interest at LIBOR plus 1.25% per annum. On November 14, 2000, the Company fully repaid all amounts then outstanding under the First Amendment Line of Credit. This debt repayment, totaling $22,000,000, was made possible by the repayment of one of the Company's loans on November 10, 2000. Currently, there are no amounts outstanding under the facility. Borrowings under the First Amendment Line of Credit, if any, are secured by a first lien security interest in all assets funded with proceeds from the facility.

Effective as of July 1, 1998, the Company and some of its subsidiaries entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement could be used to finance a portion of the Company's portfolio of commercial mortgage-backed securities. Under the Repurchase Agreement, the Company could borrow a varying percentage of the market value of its CMBS, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bore interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities which were financed. Borrowings under the facility were secured by an assignment to PBI of all commercial mortgage-backed securities funded with proceeds from the Repurchase Agreement. On June 16, 2000, the Company fully repaid the outstanding borrowings under this facility. The Repurchase Agreement matured on June 30, 2000. At December 31, 1999, $9,856,000 was outstanding under the Repurchase Agreement. At December 31, 1998, there were no outstanding borrowings under this facility. The weighted average interest rate at December 31, 1999 was 7.62%.

To reduce the impact that rising interest rates would have on its floating rate indebtedness, the Company entered into an interest rate cap agreement which became effective on January 1, 1999. This agreement had a notional amount of $33.6 million and was scheduled to expire on July 1, 2000. The agreement entitled the Company to receive from a counterparty the amounts, if any, by which one-month LIBOR exceeded 6.0%. Prior to its termination (as described below), no payments were due from the counterparty as one-month LIBOR had not exceeded 6.0%. On July 2, 1999, the agreement was terminated and replaced with an interest rate cap agreement which became effective on August 1, 1999. The new agreement, which was entered into to more closely match the then outstanding borrowings, had a notional amount of $59 million. On August 4, 2000, the Company terminated a portion of the $59 million (notional) interest rate cap. The revised agreement, which was entered into to more closely match the then outstanding borrowings, had a notional amount of $30 million. The cap agreements ($59 million and $30 million) entitled the Company to receive from a counterparty the amounts, if any, by which one-month LIBOR exceeded 6.25%. The $30 million (notional) interest rate cap agreement expired on November 1, 2000. During 2000 and 1999, amounts due from the counterparty totaled $70,000 and $13,000, respectively. There are no margin requirements associated with interest rate caps and therefore there was no liquidity risk associated with this particular hedging instrument.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that forward-looking statements be subject to such Act and any similar state or federal laws. Forward-looking statements, which are based on various assumptions, include statements regarding the intent, belief or current expectations of the Company, its Manager, and their respective Trustees or directors and officers, and may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan," or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, changes in international, national, regional or local economic environments, changes in prevailing interest rates, credit risks, basis and asset/liability risks, event risk, conditions which may affect public securities and debt markets generally or the markets in which the Company operates, geographic or product type concentrations of assets, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets, changes in federal income tax laws and regulations, and other risks described from time to time in the Company's SEC reports and filings, including its registration statement on Form S-11 and periodic reports on Form 10-Q, Form 8-K and Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At the date of this report, the Company is a party to four financial instruments which are subject to market risk. These instruments include three senior loans and one mezzanine investment. The mezzanine loan, the repayment of which is subordinated to a senior mortgage loan, is secured by a second lien. Previously, the Company was a party to two credit facilities, each of which bore interest at floating rates. One of the facilities was used to finance a portion of the Company's commercial mortgage-backed securities (the "Repurchase Agreement") while the other facility was used to finance some of the Company's structured loan and equity real estate investments (the "Line of Credit"). The Repurchase Agreement and the Line of Credit were fully repaid on June 16, 2000 and November 14, 2000, respectively. During the period from January 1, 1999 through November 1, 2000, the Company was also a party to several interest rate cap agreements which it entered into in order to mitigate the market risk exposure associated with its floating rate credit facilities. As of December 31, 2000, the Company held three commercial mortgage-backed securities ("CMBS") which were subject to both interest rate risk and spread risk. As these securities were sold on January 18, 2001, no discussion of market risk exposures related to CMBS is provided herein.

The Company's four mortgage loans involve, to varying degrees, elements of interest rate risk. Additionally, these financial instruments are subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to manager which, due to their short-term nature, are not subject to market risk; accordingly, no discussion of these instruments is provided herein.

All of the Company's financial instruments, including its derivative financial instruments, were entered into for purposes other than trading. The Company has not entered into, nor does it intend to enter into, any financial instruments for trading or speculative purposes. As the Company has no investments outside of the United States, it is not subject to foreign currency exchange rate risk.

As a real estate investment trust, the Company is subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended, as it relates to the use of derivative instruments, particularly with regard to hedging fair value exposures. As a result, the Company generally does not attempt to hedge its exposure to changes in the fair value of its investments through the use of derivative instruments. Instead, these exposures have been managed by the Company through its diversification efforts and strict underwriting of its investments. Furthermore, the Company generally intends to hold its mortgage loan investments to maturity. Excluding extension options which are available to two of the Company's four borrowers, these mortgage loan investments had remaining terms ranging from 4.5 months to 15 months as of December 31, 2000.

All of the Company's loans provide for a fixed pay rate and fixed accrual rate of interest. One of the Company's loans provides for profit participation above the contractual accrual rate. The incremental interest earned at the accrual rate is not payable by the borrowers until the maturities of their respective loans. Generally, the Company's loans have higher loan-to-value ratios than most conventional loans.

The fair values of the Company's mortgage loans are less sensitive (than are the values of more conventional loans) to changes in interest rates due to their comparatively shorter duration and higher yield, equity-like characteristics. For example, the Company does not believe that a 10% increase or decrease in general interest rates (from those prevailing at December 31, 2000) would have a significant impact on the fair value of its fixed rate mortgage loan portfolio. A significant increase in interest rates could, however, make it more difficult for the Company's borrowers to sell or refinance their respective properties. This could have a material adverse effect on the Company, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a general real estate market decline could have a material adverse impact on the Company. If rental rates were to decline and/or vacant space was not able to be leased as a result of declining demand, cash flows from the properties securing the Company's loans might be inadequate to service the loans. In the event of shortfalls, borrowers may or may not be willing to supplement property cash flows to pay the Company all amounts due under the terms of its mortgage loans. If real estate values were to decline, borrowers may find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. With the exception of certain limited guarantees, most of the Company's loans are without recourse and therefore borrowers may have little or no incentive to retain ownership of their properties if real estate values decline sharply. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial mortgage interest rates and supply and demand factors. In the event of a decline, some real estate markets may be adversely impacted more than others. Despite generally high loan-to-value ratios, the Company's borrowers have varying amounts of equity at risk; this equity, which is subordinate to the Company's investment, serves to protect the Company in the event of a declining real estate market. As a result of these factors and the unique characteristics of the Company's mortgage loan investments, it is not possible for the Company to quantify the potential loss in income or cash flows that might result from a real estate market decline.

The Company has attempted to mitigate these risk exposures by carefully underwriting its investments and by diversifying its mortgage loan portfolio. The underwriting process for its loans included, among other things, an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower. In the event of a real estate market decline, the borrower's motivations and financial capacity could, to some extent, limit the potential loss to the Company. While the Company has attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herein at pages F-1 through F-29.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

TRUST MANAGERS

Currently, the Company's Board of Trust Managers is comprised of six members, one of which was affiliated with AMREIT Managers, L.P. ("AMREIT Managers"), the Company's Manager, through March 31, 2000, one of which was so affiliated through November 15, 2000, and four of whom are independent trust managers. As required by the Company's Declaration of Trust, the Board of Trust Managers is divided into three classes. Each class consists of two trust managers, at least one of whom is an independent trust manager. As defined in the Company's Bylaws, an independent trust manager is a natural person who is not an officer or employee of the Company or any of its affiliates, or an affiliate of any advisor or manager to the Company under any advisory or management agreement with the Company. In addition, except for acting as a trust manager or as a director of any entity controlled by the Company, an independent trust manager cannot have performed more than a "de minimus" amount of service for the Company or had a material business relationship with AMREIT Managers or any other advisor or manager of the Company. The term of office of one class of trust managers expires each year at the annual meeting of shareholders. The initial term of office of the Class III trust managers will expire at the 2001 annual meeting of shareholders. The term of office of the Class I trust managers will expire at the 2002 annual meeting of shareholders. The term of office of the Class II trust managers expires at the 2003 annual meeting of shareholders. Each trust manager of the class elected at each annual meeting of shareholders will hold office for a term of three years or until the Company files articles of dissolution.

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

The following table sets forth certain information with respect to the Company's current trust managers:

                                                                                 Trust
                                                                                 Manager           Term        Board
            Name               Age                   Position                    Since    Class   Expires    Committees
----------------------------- -----  ------------------------------------------ --------  -----   -------    ----------
Robert L. Adair III            57    Chairman of the Board of Trust Managers      1998     I        2002     (a)(b)
                                         and Chief Executive Officer
John C. Deterding              68    Independent Trust Manager                    1998     I        2002     (a)(b)(d)
Bruce W. Duncan                49    Independent Trust Manager                    1998     II       2003     (a)(b)(c)
Robert H. Lutz, Jr.            51    Trust Manager                                1998     II       2003     (a)
Christopher B. Leinberger      50    Independent Trust Manager                    1998     III      2001     (a)(c)(d)
James C. Leslie                45    Independent Trust Manager                    1998     III      2001     (b)(c)(d)

(a) Member of the Executive Committee
(b) Member of the Investment Committee
(c) Member of the Audit Committee
(d) Member of the Compensation Committee

Robert L. Adair III is Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Mr. Adair has served as Chief Executive Officer of the Company since November 1998 and has served as Chairman of the Board of Trust Managers of the Company since its inception in 1998. From 1994 through March 31, 2000, Mr. Adair also served as a director, President and Chief Operating Officer of AMRESCO, INC. Mr. Adair served AMRESCO, INC. and its predecessors in various capacities since 1987. Since December 2000, Mr. Adair has served as President of Real Estate Value Managers, a real estate advisory company. Mr. Adair also serves as a director of Stratus Properties, Inc. He holds a B.B.A. degree from The University of Texas and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

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

Bruce W. Duncan is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Duncan was the Chairman, President and Chief Executive Officer of Cadillac Fairview Corporation Limited ("Cadillac Fairview") from 1995 until its sale in March 2000. Prior to joining Cadillac Fairview, Mr. Duncan worked for JMB Realty Corporation from 1978 to 1992, where he served as Executive Vice President and a member of the Board of Directors. From 1992 to 1994, he was President and Co-Chief Executive Officer of JMB Institutional Realty Corporation. From 1994 to 1995, he was with Blakely Capital, Inc. Since March 2000, Mr. Duncan has focused on his personal investments. Mr. Duncan is a member of the Board of Trustees of Starwood Hotels and Resorts Worldwide, Inc. and is a member of the Partnership Committee of The Rubenstein Company, L.P., a privately owned real estate operating company focusing on office properties in the mid-Atlantic region. Mr. Duncan holds an M.B.A. degree from the University of Chicago and an undergraduate degree from Kenyon College. He is also a Certified Public Accountant.

Robert H. Lutz, Jr. is a member of the Board of Trust Managers and has served in such capacity since the Company's inception in 1998. From May 1994 through November 15, 2000, Mr. Lutz served as Chief Executive Officer of AMRESCO, INC. From May 1994 through March 31, 2000, Mr. Lutz also served as Chairman of the Board of AMRESCO, INC. From November 1991 to May 1994, Mr. Lutz was President of Allegiance Realty, a real estate management company. Mr. Lutz is also a director of Felcor Lodging Trust, a publicly-traded REIT. He holds a B.A. degree from Furman University and an M.B.A. degree from Georgia State University.

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

James C. Leslie is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Leslie has served as President and Chief Operating Officer of The Staubach Company since 1996, and as a director of The Staubach Company since 1988. Mr. Leslie was President of Staubach Financial Services from January 1992 until February 1996. From 1982 until January 1992, Mr. Leslie served as Chief Financial Officer of The Staubach Company. Mr. Leslie is also President and a board member of Wolverine Holding Company, and serves on the boards of Stratus Properties, Inc. and the North Texas Chapter of the Arthritis Foundation. Mr. Leslie holds a B.S. degree from The University of Nebraska and an M.B.A. degree from The University of Michigan Graduate School of Business.

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

                 Name                 Age                          Position
                 ----                 ---                          --------
       Robert L. Adair III (1)        57     Chairman of the Board of Trust Managers and Chief
                                                Executive Officer
       David M. Striph                42     President and Chief Investment Officer
       Thomas R. Lewis II             38     Senior Vice President, Chief Financial Officer, Chief
                                                 Accounting Officer, Controller and Secretary

(1) See section entitled "Trust Managers" above for biographical information regarding Mr. Adair.

David M. Striph is President and Chief Investment Officer of both the Company and AMREIT Managers and has served in such capacity since January 1, 2001. As President and Chief Investment Officer, Mr. Striph has primary responsibility for the day-to-day management and liquidation of the Company's remaining investments. From February 2000 until December 31, 2000, Mr. Striph served as Executive Vice President and Chief Investment Officer of the Company. Mr. Striph has served as one of the Company's executive officers since November 1998. Initially, his primary responsibilities included nationwide business development and management of the staff responsible for the origination, underwriting and portfolio management of the Company's high-yield commercial real estate mortgages and equity investments. Mr. Striph was the Western Division Manager for AMRESCO, INC.'s Real Estate Structured Finance Group from December 1996 until August 1998. Mr. Striph has been employed by AMRESCO, INC. since 1994 serving in various positions within its former Asset Management/Loan Workout division. Mr. Striph has over 15 years of real estate lending/banking experience including owning a commercial mortgage brokerage company for five years. Mr. Striph has a B.S. Degree from Southern Illinois University and is a licensed real estate broker.

Thomas R. Lewis II is Senior Vice President, Chief Financial and Accounting Officer and Controller of both the Company and AMREIT Managers and has served in such capacity since February 2000. Additionally, since January 1, 2001, Mr. Lewis has also served as Secretary of the Company. From the Company's inception until February 2000, Mr. Lewis served as Vice President and Controller of both the Company and AMREIT Managers. Mr. Lewis has been employed by AMRESCO, INC. since November 1995 and until April 1998 had responsibility for accounting, cash management and reporting for its 40 institutional advisory clients. From 1993 to 1995, Mr. Lewis served in a similar capacity as Vice President-Finance for Acacia Realty Advisors, Inc. ("Acacia"). From 1989 to 1993, Mr. Lewis served as Senior Controller for Prentiss Properties Limited, Inc., an affiliate of Acacia. Mr. Lewis was employed by Price Waterhouse from 1985 to 1989. Mr. Lewis holds a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on a review of the copies of such reports furnished to the Company and representations from the officers and trust managers, the Company believes that all Section 16(a) filing requirements with respect to fiscal 2000 applicable to its officers, trust managers and greater than 10% beneficial owners were satisfied by such persons.

ITEM 11. EXECUTIVE COMPENSATION

The Company does not pay a salary or bonus to its executive officers, nor does it currently provide any other compensation or incentive programs to its executive officers other than its Chief Executive Officer. Effective April 1, 2000, the Company's Chairman of the Board of Trust Managers and Chief Executive Officer is paid a quarterly fee of $15,000 for his services to the Company. Prior to April 1, 2000, this executive officer was affiliated with AMRESCO, INC. and the Manager and was not compensated by the Company other than as described below. During 1998, the Company granted share option awards to its executive officers, the Manager and certain other members of the AMRESCO Group. Additionally, during the period from February 1999 through February 2000, the Company paid dividend equivalents on all vested and unexercised share options, excluding those held by the Manager. These dividend equivalents were equal to the dividends paid on the Company's common shares, excluding those distributions that were characterized as a non-taxable return of capital for tax purposes, and therefore were not preferential. On February 24, 2000, the Board of Trust Managers terminated the dividend equivalents program. As a result, the Company has not made any dividend equivalent payments since January 27, 2000, the date on which it made the dividend equivalent payment relating to the Company's 1999 fourth quarter dividend. Other than the Company's Chief Executive Officer, AMREIT Managers, at its expense, provides all personnel necessary to conduct the business of the Company. Under the terms of a Management Agreement, as amended, AMREIT Managers receives a base management fee and operating deficit reimbursements for its services to the Company. For a description of the amended Management Agreement, see caption entitled "The Manager" in Item 13 "Certain Relationships and Related Transactions". Excluding the compensation associated with past share option awards and dividend equivalents and the fees which are currently being paid to the Company's Chief Executive Officer, AMREIT Managers pays all salaries, bonuses and other compensation to the Company's executive officers. In February 2000, Messrs. Striph and Lewis entered into retention and severance arrangements with AMREIT Managers; as described in Item 13 of this report, the Company accrued (in 2000) an amount equal to the amount of termination benefits expected to be payable to these officers and certain other employees of the Manager. These costs are expected to be borne by the Company through future operating deficit reimbursements to AMREIT Managers.

In the following tables, the named executive officers were determined based upon the number of share options granted as these awards and the related dividend equivalents were the only forms of compensation provided by the Company to its executive officers (other than its Chief Executive Officer) during the year ended December 31, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (the Company's inception of operations) through December 31, 1998. No stock appreciation rights ("SARs") were granted during any of these periods. Messrs. Pettee and McCoy resigned their positions with the Company effective as of December 31, 2000.

SUMMARY COMPENSATION TABLE

                                                        Annual Compensation             Long-Term Compensation
                                                  ------------------------------ -----------------------------------
                                                                                              Number of   Long-Term
                                                                       Other     Restricted   Securities  Incentive
                   Name                                                Annual      Stock      Underlying     Plan      All Other
                   and                            Salary    Bonus   Compensation   Awards    Options/SARs   Payouts   Compensation
            Principal Position              Year   ($)       ($)         ($)        ($)         Granted       ($)        ($)(1)
            ------------------              ----  ------    -----   ------------ ----------  ------------ ----------  -----------
Robert L. Adair III, Chairman of the        2000       --       --            --         --            --         --       45,000
   Board of Trust Managers and Chief        1999       --       --            --         --            --         --       11,925
   Executive Officer                        1998       --       --            --         --        45,000         --           --

Jonathan S. Pettee, President and           2000       --       --            --         --            --         --           --
   Chief Operating Officer                  1999       --       --            --         --            --         --        7,950
                                            1998       --       --            --         --        30,000         --           --

Michael L. McCoy, Senior Vice President,    2000       --       --            --         --            --         --           --
     General Counsel and Secretary          1999       --       --            --         --            --         --        3,975
                                            1998       --       --            --         --        15,000         --           --

David M. Striph, Executive Vice President   2000       --       --            --         --            --         --           --
     and Chief Investment Officer           1999       --       --            --         --            --         --        1,860
                                            1998       --       --            --         --        10,000         --           --

Thomas R. Lewis II, Senior Vice             2000       --       --            --         --            --         --           --
   President, Chief Financial and           1999       --       --            --         --            --         --        1,590
   Accounting Officer and Controller        1998       --       --            --         --         6,000         --           --

(1) For the year ended December 31, 2000, all other compensation is comprised solely of fees paid to Mr. Adair for his services to the Company as both Chairman of the Board of Trust Managers and Chief Executive Officer. For the year December 31, 1999, all other compensation is comprised solely of non-preferential dividend equivalents earned by the executive officers. Dividend equivalents were paid to the executive officers on August 16, 1999, November 15, 1999 and January 27, 2000. The payments made on these dates totaled the amounts shown above.

SHARE OPTION/SAR GRANTS IN FISCAL 2000

During fiscal 2000, no share options or SARs were granted to the Company's executive officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                Number of Securities            Value of Unexercised
                                                               Underlying Unexercised           In-the-Money Options
                                 Shares                     Options at December 31, 2000      at December 31, 2000 ($)
                               Acquired on       Value      ----------------------------     ---------------------------
             Name             Exercise (#)   Realized ($)   Exercisable    Unexercisable     Exercisable   Unexercisable
             ----             ------------   ------------   -----------    -------------     -----------   -------------
Robert L. Adair III                 --              --           22,500        22,500            --              --
Jonathan S. Pettee                  --              --           30,000            --            --              --
Michael L. McCoy                    --              --           15,000            --            --              --
David M. Striph                  4,000          11,500            3,000         3,000            --              --
Thomas R. Lewis II                  --              --            3,000         3,000            --              --

COMPENSATION OF TRUST MANAGERS

In lieu of the cash payment of fees to independent trust managers for attendance at the regularly scheduled board meetings, the Company granted 2,250 and 1,500 restricted common shares to each independent trust manager in May 1999 and May 1998, respectively. In addition, in 1999, the Company paid each independent trust manager a fee of $1,000 for each special board meeting that he attended; these fees totaled $23,000 for all independent trust managers in 1999.

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

On March 29, 2000, the Board of Trust Managers determined to instead pay each independent trust manager an annual fee of $20,000, payable quarterly in advance, plus $1,000 for each special meeting that he attends. These fee provisions were extended to include Mr. Lutz following his resignation from AMRESCO, INC. on November 15, 2000. During the year ended December 31, 2000, fees paid to the independent trust managers and Mr. Lutz totaled $58,000. Effective April 1, 2000, the Company pays Mr. Adair an annual fee of $60,000, payable quarterly in advance, for his services as both Chairman of the Board of Trust Managers and Chief Executive Officer; such compensation was approved by the Board of Trust Managers on March 29, 2000. During the year ended December 31, 2000, Mr. Adair was paid fees totaling $45,000. The Company did not separately compensate Messrs. Adair and Lutz prior to April 1, 2000 and November 15, 2000, respectively, other than through its Share Option and Award Plan and dividend equivalents program. All trust managers are reimbursed for their costs and expenses in attending meetings of the Board of Trust Managers (or any committee thereof).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2000, the Company's Compensation Committee consisted of Christopher B. Leinberger, John C. Deterding and James C. Leslie, none of whom was, prior to or during 2000, an officer or employee of the Company or any of its affiliates. None of the Company's officers nor its affiliates' officers served as a member of the compensation committee or similar committee or board of directors of any entity whose members served on the Company's Compensation Committee. None of such persons had any relationships requiring disclosure under applicable rules and regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 2001, there were 10,039,974 shares of the Company's common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 15, 2001 by: (1) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (2) the Company's Trust Managers; (3) the Company's named executive officers; and (4) all Trust Managers and executive officers as a group. Unless otherwise indicated in the footnotes, all such shares of common stock are owned directly and the indicated person has sole voting and investment power with respect thereto.

                                                                                  Percentage of
                                                        Amount and Nature of      Common Shares
              Name of Beneficial Owner (1)              Beneficial Ownership    Beneficially Owned
              ----------------------------              --------------------    ------------------
Farallon Capital Management, L.L.C ..................        1,722,011 (2)            17.15%
FMR Corp. ...........................................          765,094 (3)             7.62%
AMREIT Managers, L.P. ...............................          750,009 (4)             6.95%
Taunus Corporation/Deutsche Bank Securities Inc. ....          671,942 (5)             6.69%
John C. Deterding ...................................           18,750 (6)               *
Bruce W. Duncan .....................................           32,450 (6)               *
Christopher B. Leinberger ...........................           24,000 (6)               *
James C. Leslie .....................................           23,750 (6)               *
Robert H. Lutz, Jr ..................................           43,750 (7)               *
Robert L. Adair III .................................          113,750 (8)             1.13%
David M. Striph .....................................            8,750 (9)               *
Thomas R. Lewis II ..................................            5,500 (9)               *
Jonathan S. Pettee ..................................           37,000 (10)              *
Michael L. McCoy ....................................           18,000 (11)              *
All Trust Managers and executive officers as
    a group (10 persons) ............................          325,700 (12)            3.19%

* Less than 1%.

(1) A Person is deemed to be the beneficial owner of securities that can be acquired by such Person within 60 days upon the exercise of options. Each beneficial owner's percentage ownership was determined by assuming that options that are held by such Person (but not those held by any other Person) and which are exercisable within 60 days have been exercised.

(2) The information set forth above is based solely on the Schedule 13D filed with the SEC on July 13, 2000 by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., Farallon Capital Management, L.L.C., Farallon Partners, L.L.C., Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B. Fremder, Richard B. Fried, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Thomas F. Steyer and Mark C. Wehrly. In such Schedule 13D, Farallon Capital Partners, L.P. reported that it had shared voting and shared dispositive power over 627,211 shares, Farallon Capital Institutional Partners, L.P., reported that it had sole voting power and shared dispositive power over 616,800 shares, Farallon Capital Institutional Partners II, L.P. reported that it had shared voting power and shared dispositive power over 214,700 shares, Farallon Capital Institutional Partners III, L.P. reported that it had shared voting power and shared dispositive power over 128,000 shares, Tinicum Partners, L.P. reported that it had shared voting power and shared dispositive power over 3,400 shares, RR Capital Partners, L.P. reported that it had shared voting power and shared dispositive power over 60,000 shares, Farallon Capital Management, L.L.C. reported that it had shared voting power and shared dispositive power over 71,900 shares, Farallon Partners, L.L.C. reported that it had shared voting power and shared dispositive power over 1,650,111 shares, Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B. Fremder, Richard B. Fried, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Thomas F. Steyer and Mark C. Wehrly each reported that he or she had shared voting power and shared dispositive power over 1,722,011 shares. The address of all such persons is One Maritime Plaza, Suite 1325, San Francisco, California 94111, except the address of Enrique H. Boilini is c/o Farallon Capital Management, L.L.C., 75 Holly Hill Lane, Greenwich, Connecticut 06830.

(3) The information set forth above is based solely on the Schedule 13G filed by FMR Corp. with the SEC on December 11, 2000. FMR Corp. reported that, through its subsidiaries, it had sole dispositive power with respect to all such shares and sole voting power with respect to 195,894 of such shares. FMR Corp. is the parent holding company of an investment management company registered under Section 203 of the Investment Advisers Act of 1940 that provides investment advisory and management services to its clients. FMR Corp. disclaims investment power or voting power over any of the securities referenced above; however, it may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Securities Exchange Act of 1934. FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(4) Represents options which are exercisable by AMREIT Managers, L.P. within 60 days to purchase 750,009 common shares. AMREIT Managers' address is 700 North Pearl Street, Suite 1900, Dallas, Texas 75201.

(5) The information set forth above is based solely on the Schedule 13G filed by Taunus Corporation and Deutsche Bank Securities Inc. with the SEC on February 14, 2001. In such Schedule 13G, Deutsche Bank Securities Inc. reported that it had sole voting power and sole dispositive power with respect to 671,900 shares. Taunus Corporation reported that it had sole voting power and sole dispositive power over 671,942 shares, which included the shares reported by Deutsche Bank Securities Inc. and with respect to which Taunus Corporation declared, pursuant to Rule 13d-4 under the Securities Exchange Act of 1934 (the "Act"), that the filing of such Schedule 13G was not an admission that it is the beneficial owner of such shares for purposes of Section 13(d) or 13(g) of the Act. The address of Taunus Corporation and Deutsche Bank Securities Inc. is 31 West 52nd Street, New York, New York 10019.

(6) Includes options which are exercisable within 60 days to purchase 15,000 common shares.

(7) Includes options which are exercisable within 60 days to purchase 33,750 common shares. Excludes 5,000 shares of the Company's common stock that are owned by Mr. Lutz's spouse as to which Mr. Lutz disclaims ownership.

(8) Includes options which are exercisable within 60 days to purchase 33,750 common shares.

(9) Includes options which are exercisable within 60 days to purchase 4,500 common shares.

(10) Includes options which are exercisable within 60 days to purchase 30,000 common shares.

(11) Includes options which are exercisable within 60 days to purchase 15,000 common shares.

(12) Includes options which are exercisable within 60 days to purchase 181,500 common shares.

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

For its services during the period from May 12, 1998 (the Company's inception of operations) through March 31, 2000, the Manager was entitled to receive a base management fee equal to 1% per annum of the Company's average invested non-investment grade assets and 0.5% per annum of the Company's average invested investment grade assets. In addition to the base management fee, the Manager was entitled to receive incentive compensation for each fiscal quarter in an amount equal to 25% of the dollar amount by which all of the Company's Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) plus gains (or minus losses) from debt restructurings and sales of property, as adjusted, exceeded the ten-year U.S. Treasury rate plus 3.5%. In addition to the fees described above, the Manager was also entitled to receive reimbursement for its costs of providing certain due diligence and professional services to the Company.

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation in response to the changes in the Company's business strategy. In addition to the base management fee described above, the Manager is entitled to receive reimbursement for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Currently, AMRESCO (through the Manager) employs 4 people who are fully dedicated to the Company. As part of the modification, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Prior to the modifications, the Manager could have been entitled to a termination fee in the event that the Management Agreement was terminated by the Company without cause, including a termination resulting from the liquidation and dissolution of the Company. The termination fee would have been equal to the sum of the Manager's base management fee and incentive compensation earned during the twelve-month period immediately preceding the termination.

During the year ended December 31, 2000, the following amounts were charged to the Company by the Manager under the terms of the amended Management Agreement (in thousands):

                      Base management fees                  $ 1,762
                      Incentive compensation                     --
                      Reimbursable expenses                      20
                      Operating deficit reimbursements          243
                                                            -------

                                                            $ 2,025
                                                            =======

During the period from September 26, 2000 (the date on which the Company adopted liquidation basis accounting) through December 31, 2000, management fees (as presented in the Company's audited consolidated statement of changes in net assets in liquidation) included a charge equal to the aggregate amount of termination benefits expected to be payable to certain employees of the Manager. These costs, totaling $1,490,000, are expected to be borne by the Company through future operating deficit reimbursements. During the quarter ended December 31, 2000, operating deficit reimbursements totaled $243,000, of which $192,000 was related to termination benefits which were paid to departing employees of the Manager on December 31, 2000. No operating deficit reimbursements were incurred by the Company during the quarter ended June 30, 2000 or the quarter ended September 30, 2000.

The Company relies primarily on the facilities, personnel and resources of the Manager to conduct its operations; accordingly, it does not maintain separate office space. The executive offices of the Company, the Manager and AMRESCO are located at 700 North Pearl Street, Suite 1900, Dallas, Texas 75201.

The Manager has options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share (the "IPO Price") and the remaining 30% of the options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002.

The current term of the Management Agreement expires on May 12, 2001. The Management Agreement may be renewed at the end of each term for a period of one year, upon review and approval by a majority of the independent trust managers. If the independent trust managers do not vote to terminate or renew the Management Agreement at least 90 days prior to the end of the then current period, the Management Agreement will automatically renew for a one-year period. The Manager has the right to terminate the Management Agreement upon 180 days prior written notice to the Company. The Company has the right to terminate the Management Agreement upon 90 days prior written notice to the Manager.

TRANSACTIONS INVOLVING MEMBERS OF THE AMRESCO GROUP

On July 5, 2000, AMRESCO, INC. and AMREIT Holdings, Inc. (a wholly-owned subsidiary of AMRESCO, INC.) sold 1,500,111 shares (or approximately 15%) of the Company's outstanding common stock to affiliates of Farallon Capital Management, L.L.C. for $12,521,000, net of an illiquidity discount of $230,000. As additional consideration for these shares, the sellers are entitled to receive 90% of future distributions paid on or with respect to these shares, but only after the purchasers have received $12,751,000 and a return on this amount, as adjusted, equal to 16% per annum. As a result of this sale, AMRESCO, INC. and AMREIT Holdings, Inc. no longer own any of the Company's outstanding common shares. AMRESCO, INC. and AMREIT Holdings, Inc. had owned such shares since the Company's inception of operations in 1998.

On January 18, 2001, the Company sold three non-investment grade commercial mortgage-backed securities ("CMBS") to an unaffiliated third party (the "Buyer"). Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO

Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). At the time of closing, the Buyer informed the Company that it had no present intention to terminate AMRESCO Investments' appointee and that its future decisions with regard to the special servicer would be based upon the servicer's performance. When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, were considered when estimating the net realizable value of the Company's CMBS at December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   1. Financial Statements

                  Included herein at pages F-1 through F-29.

               2. Financial Statement Schedules

                  As of December 31, 2000, the Company had one loan which exceeded 20% of its total consolidated assets. The audited financial statements for the operating property underlying such loan are included herein at pages F-30 through F-38.

                  All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the audited financial statements or notes thereto.

               3. Exhibits

                  The following exhibits are filed as part of this Annual Report on Form 10-K:

                  Exhibit No:

                  2.1 Plan of Liquidation and Dissolution of the Registrant dated as of March 29, 2000 and effective as of September 26, 2000 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 29, 2000 and filed with the Commission on March 30, 2000, which exhibit is incorporated herein by reference).

                  10.1 First Amendment to Management Agreement dated as of April 1, 2000, by and between AMRESCO Capital Trust and AMREIT Managers, L.P. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which exhibit is incorporated herein by reference).

                  10.2 First Amendment to Amended and Restated Interim Warehouse and Security Agreement dated as of November 3, 2000 by and among Prudential Securities Credit Corporation, LLC and AMRESCO Capital Trust, AMREIT I, Inc., AMREIT II, Inc., ACT Equities, Inc. and ACT Holdings, Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which exhibit is incorporated herein by reference).

                  11       Computation of Per Share Earnings.

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

                  99.4 Charter for the Audit Committee of the Board of Trust Managers of AMRESCO Capital Trust which was adopted by the Board of Trust Managers on May 20, 2000.


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

                              AMRESCO CAPITAL TRUST


                           By: /s/ Thomas R. Lewis II
                       -----------------------------------
                               Thomas R. Lewis II
                   Senior Vice President, Chief Financial and
                   Accounting Officer, Controller & Secretary

Date:    March 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Date                                     Signature
              ----                                     ---------
         March 15, 2001                       /s/ Robert L. Adair III
                                           -----------------------------------
                                                  Robert L. Adair III
                                        Chairman of the Board of Trust Managers
                                              and Chief Executive Officer
                                             (Principal Executive Officer)

         March 15, 2001                       /s/ Thomas R. Lewis II
                                           -----------------------------------
                                                   Thomas R. Lewis II
                                         Senior Vice President, Chief Financial
                                     and Accounting Officer, Controller & Secretary
                                      (Principal Financial and Accounting Officer)

         March 15, 2001                       /s/ John C. Deterding
                                           -----------------------------------
                                                   John C. Deterding
                                                Independent Trust Manager

         March 15, 2001                       /s/ Bruce W. Duncan
                                           -----------------------------------
                                                    Bruce W. Duncan
                                                Independent Trust Manager

         March 15, 2001                       /s/ Christopher B. Leinberger
                                           -----------------------------------
                                               Christopher B. Leinberger
                                                Independent Trust Manager

         March 15, 2001                       /s/ James C. Leslie
                                           -----------------------------------
                                                    James C. Leslie
                                                Independent Trust Manager

         March 15, 2001                       /s/ Robert H. Lutz, Jr.
                                           -----------------------------------
                                                  Robert H. Lutz, Jr.
                                                     Trust Manager

                              AMRESCO CAPITAL TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page No.
REGISTRANT'S FINANCIAL STATEMENTS

  Independent Auditors' Report ...................................................................         F-2

  Consolidated Statement of Net Assets in Liquidation as of December 31, 2000 and
      Consolidated Balance Sheet as of December 31, 1999 (Going Concern Basis) ...................         F-3

  Consolidated Statement of Changes in Net Assets in Liquidation -
      For the Period from September 26, 2000 through December 31, 2000 ...........................         F-4

  Consolidated Statements of Income (Going Concern Basis) - For the Period from January 1, 2000 through September 25, 2000, the Year Ended December 31, 1999 and the Period from February 2,
    1998 (Date of Initial Capitalization) through December 31, 1998 ..............................         F-5

  Consolidated Statements of Changes in Shareholders' Equity (Going Concern
    Basis) - For the Period from January 1, 2000 through September 25, 2000, the
    Year Ended December 31, 1999 and the Period from February 2, 1998 (Date of
    Initial Capitalization) through December 31, 1998 ............................................         F-6

  Consolidated Statement of Cash Flows in Liquidation - For the Period from September 26, 2000
    through December 31, 2000 ....................................................................         F-7

  Consolidated Statements of Cash Flows (Going Concern Basis) - For the Period
    from January 1, 2000 through September 25, 2000, the Year Ended December 31,
    1999 and the Period from February 2, 1998 (Date of Initial Capitalization)
    through December 31, 1998 ....................................................................         F-8

  Notes to Consolidated Financial Statements .....................................................         F-9

FINANCIAL STATEMENTS FOR WAYLAND BUSINESS CENTER LLC,
  ONE OF THE REGISTRANT'S BORROWERS

  Report of Independent Auditors .................................................................        F-30

  Balance Sheets as of December 31, 2000 and 1999 ................................................        F-31

  Statements of Operations for the Years Ended December 31, 2000 and 1999 ........................        F-32

  Statements of Members' Capital for the Years Ended December 31, 2000 and 1999...................        F-33

  Statements of Cash Flows for the Years Ended December 31, 2000 and 1999.........................        F-34

  Notes to Financial Statements ..................................................................        F-35

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trust Managers and Shareholders of AMRESCO Capital Trust

We have audited the accompanying consolidated statement of net assets in liquidation of AMRESCO Capital Trust and its subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of changes in net assets in liquidation and cash flows in liquidation for the period from September 26, 2000 through December 31, 2000. In addition, we have audited the accompanying consolidated balance sheet of AMRESCO Capital Trust and its subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the shareholders of AMRESCO Capital Trust approved the liquidation and dissolution of the Company on September 26, 2000, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective as of September 26, 2000.

In our opinion, such consolidated financial statements present fairly, in all material respects: (1) the net assets in liquidation of AMRESCO Capital Trust and its subsidiaries as of December 31, 2000, (2) the changes in their net assets in liquidation and their cash flows in liquidation for the period from September 26, 2000 through December 31, 2000, (3) their financial position as of December 31, 1999, and (4) the results of their operations and their cash flows for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 2, 2001 (March 8, 2001 as to Note 18)

                              AMRESCO CAPITAL TRUST
 CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2000 AND
    CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 (GOING CONCERN BASIS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    December 31,    December 31,
                                                                                        2000            1999
                                                                                    ------------    ------------
ASSETS
   Mortgage loans ...............................................................   $     88,401    $     96,032
   Acquisition, development and construction loan arrangements accounted for
       as real estate or investments in joint ventures ..........................             --          44,097
                                                                                    ------------    ------------

   Total loan investments .......................................................         88,401         140,129

   Allowance for loan losses ....................................................             --          (4,190)
                                                                                    ------------    ------------

   Total loan investments, net of allowance for losses ..........................         88,401         135,939

   Commercial mortgage-backed securities - available for sale ...................         16,611          24,569
   Real estate, net of accumulated depreciation of $0 and $866, respectively ....             --          50,376
   Investments in unconsolidated partnerships and subsidiary ....................          2,000          11,765
   Receivables and other assets .................................................          2,346           3,991
   Cash and cash equivalents ....................................................          9,801           4,604
                                                                                    ------------    ------------

      TOTAL ASSETS ..............................................................        119,159    $    231,244
                                                                                    ------------    ============

LIABILITIES:
  Accounts payable and other liabilities ........................................             82    $      2,697
  Amounts due to manager ........................................................          2,071             566
  Repurchase agreement ..........................................................             --           9,856
  Line of credit ................................................................             --          60,641
  Non-recourse debt on real estate ..............................................             --          34,600
  Distributions payable .........................................................             --           4,407
                                                                                    ------------    ------------

      TOTAL LIABILITIES .........................................................          2,153         112,767
                                                                                    ------------    ------------

  Minority interests ............................................................             --             526
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 18)

NET ASSETS IN LIQUIDATION (10,039,974 common shares issued and outstanding) .....   $    117,006
                                                                                    ============

SHAREHOLDERS' EQUITY (AS OF DECEMBER 31, 1999):
  Preferred stock, $.01 par value, 49,650,000 shares authorized, no shares
      issued ....................................................................                             --
  Series A junior participating preferred stock, $.01 par value, 350,000
      shares authorized, no shares issued .......................................                             --
  Common stock, $.01 par value, 200,000,000 shares authorized, 10,015,111
      shares issued and outstanding .............................................                            100
  Additional paid-in capital ....................................................                        140,998
  Unearned stock compensation ...................................................                           (282)
  Accumulated other comprehensive income (loss) .................................                        (10,812)
  Distributions in excess of accumulated earnings ...............................                        (12,053)
                                                                                                    ------------

      TOTAL SHAREHOLDERS' EQUITY ................................................                        117,951
                                                                                                    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................                   $    231,244
                                                                                                    ============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
        FOR THE PERIOD FROM SEPTEMBER 26, 2000 THROUGH DECEMBER 31, 2000
                                 (IN THOUSANDS)



         REVENUES:
           Interest income on mortgage loans.................................  $     3,050
           Income from commercial mortgage-backed securities.................          538
           Interest income from short-term investments.......................          170
                                                                               -----------
             TOTAL REVENUES..................................................        3,758
                                                                               -----------

         EXPENSES:
           Interest expense..................................................          226
           Management fees...................................................        2,094
           General and administrative........................................          162
                                                                               -----------
             TOTAL EXPENSES..................................................        2,482
                                                                               -----------

         Gain (loss) on disposition of assets................................           --

         Changes in estimated net realizable value of certain assets.........       (2,807)
                                                                               -----------

         DECREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES.....       (1,531)

         Cash received from exercise of stock options........................           32

         Liquidating distributions to shareholders...........................       (6,526)
                                                                               -----------

         DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD.............       (8,025)

         NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD......................      125,031
                                                                               -----------

         NET ASSETS IN LIQUIDATION, END OF PERIOD............................  $   117,006
                                                                               ===========


         SHAREHOLDERS' EQUITY, END OF GOING CONCERN PERIOD...................  $   124,004

         Net increase in carrying value of certain assets upon adoption
            of liquidation basis accounting..................................          817

         Net decrease in carrying value of certain liabilities and minority
            interests upon adoption of liquidation basis accounting..........          210
                                                                               -----------

         NET ASSETS IN LIQUIDATION, BEGINNING OF LIQUIDATION PERIOD..........  $   125,031
                                                                               ===========

                 See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
             CONSOLIDATED STATEMENTS OF INCOME (GOING CONCERN BASIS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Period from                    Period from
                                                                   January 1,                    February 2,
                                                                     2000                           1998
                                                                    through        Year Ended      through
                                                                 September 25,    December 31,   December 31,
                                                                      2000            1999           1998
                                                                 -------------    ------------   ------------
REVENUES:
  Interest income on mortgage loans ..........................   $       8,937    $     14,568   $      4,278
  Income from commercial mortgage-backed securities ..........           2,405           3,699          1,563
  Operating income from real estate ..........................           5,240           4,858            392
  Equity in earnings (losses) of unconsolidated  subsidiary,
    partnerships and other real estate ventures ..............          (1,091)             17            588
  Interest income from short-term investments ................             217             251          1,924
                                                                 -------------    ------------   ------------
    TOTAL REVENUES ...........................................          15,708          23,393          8,745
                                                                 -------------    ------------   ------------

EXPENSES:
  Interest expense ...........................................           4,396           5,593            567
  Management fees ............................................           1,140           2,206          1,187
  General and administrative .................................           1,018           1,437          1,294
  Abandoned merger costs .....................................              --           1,737             --
  Depreciation ...............................................           1,188           1,252            100
  Participating interest in mortgage loans ...................              --           1,084            277
  Provision for loan losses ..................................           1,788           3,322          1,368
                                                                 -------------    ------------   ------------
    TOTAL EXPENSES ...........................................           9,530          16,631          4,793
                                                                 -------------    ------------   ------------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS ..........           6,178           6,762          3,952

  Loss on sale of commercial mortgage-backed securities ......          (4,267)             --             --
  Gain associated with repayment of ADC loan arrangements ....           1,930             584             --
  Gain on sale of real estate ................................           1,485              --             --
  Gain on sale of unconsolidated partnership investments .....             674              --             --
                                                                 -------------    ------------   ------------

INCOME BEFORE MINORITY INTERESTS .............................           6,000           7,346          3,952

   Minority interests ........................................              52              26             --
                                                                 -------------    ------------   ------------

NET INCOME ...................................................   $       5,948    $      7,320   $      3,952
                                                                 =============    ============   ============


EARNINGS PER COMMON SHARE:
   Basic .....................................................   $        0.59    $       0.73   $       0.56
                                                                 =============    ============   ============
   Diluted ...................................................   $        0.59    $       0.73   $       0.56
                                                                 =============    ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .....................................................          10,000          10,000          7,027
                                                                 =============    ============   ============
   Diluted ...................................................          10,029          10,012          7,031
                                                                 =============    ============   ============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)
 FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH SEPTEMBER 25, 2000, THE YEAR ENDED
                      DECEMBER 31, 1999 AND THE PERIOD FROM
   FEBRUARY 2, 1998 (DATE OF INITIAL CAPITALIZATION) THROUGH DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   Common Stock
                                  $.01 Par Value                              Accumulated   Distributions   Total
                               -------------------  Additional   Unearned        Other       in Excess of   Nonowner      Total
                                Number of            Paid-in      Stock      Comprehensive   Accumulated    Changes   Shareholders'
                                 Shares    Amount    Capital   Compensation  Income (Loss)     Earnings    in Equity      Equity
                               ---------- --------  ---------- ------------  -------------  -------------  ---------  -------------
Initial capitalization,
  February 2, 1998............        100       --  $        1                                                        $           1
Additional paid-in capital,
  February 11, 1998...........         --       --          25                                                                   25
Issuance of common shares
  through IPO, net of
  offering expenses,
  May 12, 1998................  9,000,000    $  90     124,601                                                              124,691
Issuance of common shares
    through Private
    Placement, May 12, 1998...  1,000,011       10      14,990                                                               15,000
Issuance of trust managers'
  restricted shares...........      6,000       --          90       $  (90)                                                     --
Total nonowner changes in
   equity:
   Net income.................                                                              $       3,952  $   3,952          3,952
   Unrealized losses on
    securities available for
    sale......................                                               $      (6,475)                   (6,475)        (6,475)
                                                                                                           ---------
Comprehensive loss............                                                                             $  (2,523)
                                                                                                           =========
Compensatory options
  granted.....................                           1,234       (1,234)                                                     --
Amortization of unearned
  trust manager compensation..                                           56                                                      56
Amortization of compensatory
  options.....................                                          420                                                     420
Dividends declared ($0.74
  per common share)...........                                                                     (7,404)                   (7,404)
                               ---------- --------  ---------- ------------  -------------  -------------             -------------
Balance at December 31, 1998.. 10,006,111      100     140,941         (848)        (6,475)        (3,452)                  130,266

Issuance of trust managers'
  restricted shares...........      9,000       --          91          (91)                                                     --
Issuance of warrants..........                             400                                                                  400
Decrease in fair value of
  compensatory options........                            (434)         434                                                      --
Total nonowner changes in
  equity:
  Net income..................                                                                      7,320  $   7,320          7,320
  Unrealized losses on
   securities available for
   sale.......................                                                      (4,337)                   (4,337)        (4,337)
                                                                                                           ---------
Comprehensive income..........                                                                             $   2,983
                                                                                                           =========
Amortization of unearned
  trust manager compensation..                                           91                                                      91
Amortization of compensatory
  options.....................                                          132                                                     132
Dividends declared ($1.59 per
  common share)...............                                                                    (15,921)                  (15,921)
                               ---------- --------  ---------- ------------  -------------  -------------             -------------

Balance at December 31, 1999.. 10,015,111      100     140,998         (282)       (10,812)       (12,053)                  117,951

Issuance of common shares
  upon exercise of warrants...     20,863       --          --
Decrease in fair value of
  compensatory options........                            (517)         517
Total nonowner changes in
  equity:
  Net income..................                                                                      5,948  $   5,948          5,948
  Unrealized losses on
   securities available for
   sale:
    Unrealized holding
     losses...................                                                        (643)                     (643)          (643)
    Reclassification adjustment
     for losses included in
     net income...............                                                       4,407                     4,407          4,407
                                                                                                           ---------
Comprehensive income..........                                                                             $   9,712
                                                                                                           =========
Amortization of unearned
  trust manager
  compensation ...............                                           34                                                      34
Amortization of compensatory
  options.....................                                         (288)                                                   (288)
Dividends declared ($0.34
  per common share)...........                                                                     (3,405)                   (3,405)
                               ---------- --------  ---------- ------------  -------------  -------------             -------------
Balance at September 25,
  2000........................ 10,035,974 $    100  $  140,481 $        (19) $      (7,048) $      (9,510)            $     124,004
                               ========== ========  ========== ============  =============  =============             =============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
               CONSOLIDATED STATEMENT OF CASH FLOWS IN LIQUIDATION
        FOR THE PERIOD FROM SEPTEMBER 26, 2000 THROUGH DECEMBER 31, 2000
                                 (IN THOUSANDS)




        CASH FLOWS FROM OPERATING ACTIVITIES:
           Decrease in net assets in liquidation from operating activities .....................   $ (1,531)
           Adjustments to reconcile to net cash provided by operating activities:
              Changes in estimated net realizable value of certain assets ......................      2,807
              Decrease in receivables and other assets .........................................        225
              Decrease in interest receivable related to commercial mortgage-backed
                 securities ....................................................................        142
              Decrease in accounts payable and other liabilities ...............................       (570)
              Increase in amounts due to manager ...............................................      1,668
              Amortization of prepaid insurance ................................................         62
                                                                                                   --------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................      2,803
                                                                                                   --------

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Investments in mortgage loans .......................................................     (2,187)
           Principal collected on mortgage loans ...............................................     31,953
                                                                                                   --------
                   NET CASH PROVIDED BY INVESTING ACTIVITIES ...................................     29,766
                                                                                                   --------

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayment of borrowings under line of credit ........................................    (22,000)
           Liquidating distributions paid to common shareholders ...............................     (6,526)
           Net proceeds from issuance of common stock ..........................................         32
                                                                                                   --------
                   NET CASH USED IN FINANCING ACTIVITIES .......................................    (28,494)
                                                                                                   --------

        NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................................      4,075

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................      5,726
                                                                                                   --------
        CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................   $  9,801
                                                                                                   ========

        See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                                 (IN THOUSANDS)

                                                                                                                      Period from
                                                                                         Period from                  February 2,
                                                                                        January 1, 2000                  1998
                                                                                           through       Year Ended     through
                                                                                         September 25,  December 31,  December 31,
                                                                                             2000           1999          1998
                                                                                         -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................  $       5,948  $      7,320  $      3,952
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .......................................................          1,788         3,322         1,368
      Depreciation ....................................................................          1,188         1,252           100
      Gain associated with repayment of ADC loan arrangements .........................         (1,930)         (584)           --
      Loss on sale of commercial mortgage-backed securities ...........................          4,267            --            --
      Gain on sale of unconsolidated partnership investments ..........................           (674)           --            --
      Gain on sale of real estate .....................................................         (1,485)           --            --
      Loss (gain) on sale of interest rate cap ........................................            (19)            5            --
      Amortization of prepaid insurance ...............................................            172           234           162
      Discount amortization on commercial mortgage-backed securities ..................           (282)         (329)         (173)
      Amortization of compensatory stock options and unearned trust manager
         compensation .................................................................           (254)          223           476
      Amortization of loan commitment and extension fees ..............................           (592)       (1,050)         (180)
      Receipt of loan commitment and extension fees ...................................            460           427         1,507
      Increase in receivables and other assets ........................................           (219)         (592)       (3,659)
      Decrease (increase) in interest receivable related to commercial
         mortgage-backed securities ...................................................            (40)           74          (345)
      Increase (decrease) in accounts payable and other liabilities ...................         (1,428)        1,756           941
      Increase (decrease) in minority interests .......................................            (26)           26            --
      Increase (decrease) in amounts due to manager and affiliates ....................           (163)        1,226           736
      Equity in losses (earnings) of unconsolidated subsidiary, partnerships and
         other real estate ventures ...................................................          1,091           (17)         (588)
      Distributions from unconsolidated subsidiary, partnership and other real
         estate venture ...............................................................             23           124           588
                                                                                         -------------  ------------  ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................          7,825        13,417         4,885
                                                                                         -------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of mortgage loans ......................................................             --            --       (25,807)
   Investments in mortgage loans ......................................................         (8,480)      (44,622)      (73,059)
   Investments in ADC loan arrangements ...............................................         (1,034)      (24,688)      (37,269)
   Sale of mortgage loans to affiliate ................................................             --        13,340            --
   Principal collected on mortgage loans ..............................................         10,398        26,252           563
   Principal and interest collected on ADC loan arrangements ..........................         17,953        11,513            --
   Proceeds from sale of real estate, net of cash on hand .............................         17,938            --            --
   Proceeds from sale of unconsolidated partnership investments .......................          2,126            --            --
   Proceeds from sale of commercial mortgage-backed securities ........................          7,814            --            --
   Investments in real estate .........................................................           (350)      (40,913)      (10,329)
   Investments in unconsolidated partnerships and subsidiary ..........................           (282)       (2,684)       (3,501)
   Distributions from unconsolidated subsidiary and partnerships ......................          3,493           344            --
   Distributions from ADC joint ventures ..............................................             --            --           285
   Purchase of commercial mortgage-backed securities ..................................             --            --       (34,480)
                                                                                         -------------  ------------  ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................         49,576       (61,458)     (183,597)
                                                                                         -------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under line of credit ......................................             --        39,162        39,338
   Repayment of borrowings under line of credit .......................................        (38,641)      (17,859)           --
   Proceeds from borrowings under repurchase agreement ................................             --        12,103         5,123
   Repayment of borrowings under repurchase agreement .................................         (9,856)       (2,247)       (5,123)
   Proceeds from financing provided by affiliate ......................................             --           907         5,532
   Proceeds from non-recourse debt on real estate .....................................             --        27,100         7,500
   Purchase of interest rate caps .....................................................             --          (110)           --
   Proceeds from sale of interest rate caps ...........................................             30            30            --
   Deferred financing costs associated with line of credit ............................             --          (120)           --
   Deferred financing costs associated with non-recourse debt on real estate ..........             --          (594)         (184)
   Net proceeds from issuance of common stock .........................................             --            --       139,717
   Distributions paid to common shareholders ..........................................         (7,812)      (15,516)       (3,402)
                                                                                         -------------  ------------  ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................        (56,279)       42,856       188,501
                                                                                         -------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................          1,122        (5,185)        9,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................................          4,604         9,789            --
                                                                                         -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................................  $       5,726  $      4,604  $      9,789
                                                                                         =============  ============  ============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation effective as of April 1, 2000. In addition to its base management fee, the Manager is entitled to receive reimbursements for its quarterly operating deficits, if any, beginning April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Pursuant to the First Amendment to Management Agreement, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated, including a termination resulting from the Company's liquidation and dissolution. The base management fee and reimbursements, if any, are payable quarterly in arrears.

Immediately after the closing of the IPO, the Manager was granted options to purchase 1,000,011 common shares; 70% of the options are exercisable at an option price of $15.00 per share and the remaining 30% of the options are exercisable at an option price of $18.75 per share.

2. BASIS OF PRESENTATION

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

                                                                          Increase
                                                                         (Decrease)
                                                                         in Carrying
                                                                            Value
                                                                         -----------
        Mortgage loans ...............................................   $       574
        ADC loan arrangements ........................................         1,257
        Investments in unconsolidated partnerships and subsidiary ....        (1,000)
        Receivables and other assets .................................           (14)
                                                                         -----------

        Net increase in carrying value of assets upon
           adoption of liquidation basis accounting...................   $       817
                                                                         ===========


                                                                         Decrease
                                                                        in Carrying
                                                                          Value
                                                                        -----------
        Accounts payable and other liabilities .......................  $        60
        Minority interests ...........................................          150
                                                                        -----------

        Net decrease in carrying value of liabilities and
           minority interests upon adoption of liquidation
           basis accounting...........................................  $       210
                                                                        ===========

Under the liquidation basis of accounting, statements of income, earnings per share data and an amount representing total comprehensive income are not presented.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and, prior to June 14, 2000, a majority-owned partnership. Prior to September 26, 2000, the Company accounted for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reported its share of income or loss based on its ownership interest. The Company used the equity method of accounting due to the non-voting nature of its ownership interest and because the Company is entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. Under liquidation basis accounting, the Company's investment in AMREIT II, Inc. is carried at its estimated net realizable value. From and after September 26, 2000, the Company accounts for its investment in AMREIT II, Inc. using the cost method of accounting and thus reports income only when cash is received. Changes in the estimated net realizable value of this investment, if any, are reported in the consolidated statement of changes in net assets in liquidation. On December 31, 2000, the Company reduced the carrying value of its investment in AMREIT II, Inc. by $3,114,000, from $5,114,000 to $2,000,000. During the period from January 1, 2000 through September 25, 2000, the Company sold its non-controlling interests in two partnerships; prior to their disposition, the Company accounted for these investments using the equity method of accounting and thus reported its share of income or loss based on its ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuations of the Company's loan investments and its investment in AMREIT II, Inc. Actual results may differ from those estimates.

MORTGAGE LOANS

From and after September 26, 2000, mortgage loans are stated at estimated net realizable value as determined by management. Loan extension fees, if any, are recognized when they are received. Consistent with the historical cost (or going concern) basis of accounting, interest income on mortgage loans is recognized on an accrual basis at the contractual accrual rate. Interest income on impaired loans is recognized using a cash-basis method. Loans are deemed to be impaired when it is probable that a borrower will not be able to fulfill the contractual terms of its loan agreement. Changes in the estimated net realizable values of mortgage loans, if any, are reported in the consolidated statement of changes in net assets in liquidation.

Prior to September 26, 2000, mortgage loans were stated at face value, net of deferred origination and commitment fees and associated direct costs, if any. Loan origination and commitment fees and incremental direct costs, if any, were deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

ACQUISITION, DEVELOPMENT AND CONSTRUCTION (ADC) LOAN ARRANGEMENTS

The Company provided financing through certain real estate loan arrangements that, because of their nature, qualified (prior to September 26, 2000) as either real estate or joint venture investments for financial reporting purposes. Using the guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Company evaluated each investment to determine whether loan, joint venture or real estate accounting was appropriate; such determination affected the Company's balance sheet classification of these investments and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risks and potential rewards as those of real estate owners or joint venturers. EITF 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development, and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to loans on operating real estate.

The Company accounted for its loan investments classified as real estate in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" and SFAS No. 66, "Accounting for Sales of Real Estate", consistent with its accounting for direct real estate investments. Depreciation on buildings and improvements was provided under the straight-line method over an estimated useful life of 39 years for office buildings and 27.5 years for multi-family projects.

The Company accounted for its loan investments classified as joint ventures in accordance with the provisions of Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" and thus reported its share of income or loss under the equity method of accounting based on its preferential ownership interest.

On September 26, 2000, the carrying values of these ADC loan arrangements were adjusted to their estimated net realizable values as determined by management; concurrently, such investments were reclassified to mortgage loans. Under the liquidation basis of accounting, the Company accounted for these investments in the same manner as it accounts for its other mortgage loans. As these loan arrangements were carried at their estimated net realizable values prior to their disposition during the period from September 26, 2000 through December 31, 2000, the Company no longer provided for systematic depreciation of these investments during such period.

PROVISION FOR LOAN LOSSES

Prior to September 26, 2000, the Company provided for estimated loan losses by establishing an allowance for losses through a charge to earnings. Management performed a periodic evaluation of the allowance with consideration given to economic conditions and trends, collateral values and other relevant factors. ADC loan arrangements were considered in the allowance for loan losses.

Impairment on a loan-by-loan basis was determined by assessing the probability that a borrower would not be able to fulfill the contractual terms of its loan agreement. If a loan was determined to be impaired, the amount of the impairment was measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by the fair value of the collateral less estimated costs to sell if those costs were expected to reduce the cash flows available to repay or otherwise satisfy the loan. The allowance for loan losses was adjusted accordingly. The recognition of income on impaired loans was dependent upon their classification as either mortgage loans, real estate or joint venture investments. Interest income on impaired mortgage loans was recognized using a cash-basis method while income recognition related to ADC loan arrangements was dependent upon the facts and circumstances specific to each investment.

Under liquidation basis accounting, an allowance for loan losses is no longer separately reported as the Company's loans are carried at their estimated net realizable values.

REAL ESTATE

Prior to its sale on June 14, 2000, real estate was stated at cost, net of accumulated depreciation. Costs associated with the acquisition, development and construction of a real estate project were capitalized as a cost of that project during its construction period. In accordance with SFAS No. 34, "Capitalization of Interest Cost", interest on the Company's borrowings was capitalized to the extent such asset qualified for capitalization. When a real estate project was substantially completed and held available for occupancy, rental revenues and operating costs were recognized as they accrued. Depreciation on buildings and improvements was provided under the straight-line method over an estimated useful life of 39 years. Depreciation on land improvements was provided using the 150% declining-balance method over an estimated useful life of 15 years. Maintenance and repair costs were charged to operations as incurred, while significant capital improvements and replacements were capitalized. Leasing commissions and leasehold improvements were deferred and amortized on a straight-line basis over the terms of the related leases. Other deferred charges were amortized over terms applicable to the expenditure.

LEASES

The Company, having retained substantially all of the risks and benefits of ownership, accounted for its leases as operating leases. Rental income was recognized over the terms of the leases as it was earned.

COMMERCIAL MORTGAGE-BACKED SECURITIES

At December 31, 2000, the Company's investments in commercial mortgage-backed securities ("CMBS") were carried at estimated net realizable value, which approximated the amount that was realized by the Company in connection with the sale of these securities in January 2001. From and after September 26, 2000, income from CMBS is recognized at the fixed coupon rate; any unrealized gains or losses (changes in estimated net realizable value) are reported in the consolidated statement of changes in net assets in liquidation. On December 31, 2000, the Company increased the carrying value of its CMBS by $307,000.

Prior to September 26, 2000, the Company's CMBS investments were classified as available for sale and were carried at estimated fair value as determined by quoted market rates. Any unrealized gains or losses were excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. Income from CMBS was recognized based on the effective interest method using the anticipated yield over the expected life of the investments.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.

STOCK-BASED COMPENSATION

Prior to the adoption of liquidation basis accounting on September 26, 2000, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for stock option awards granted to its officers and trust managers (the "APB 25 Options"). Pro forma disclosures of net income and earnings per common share as if the fair value based method of accounting had been applied are included in Note 9.

Stock options awarded to the Manager and certain other members of the AMRESCO Group and warrants granted to an affiliate of one of the Company's lenders were accounted for under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and related Interpretations.

Under liquidation basis accounting, the Company no longer records compensation expense associated with the options that are held by the Manager and certain other members of the AMRESCO Group. In liquidation, the assumptions underlying the fair value based method of accounting for stock options are no longer appropriate. Accordingly, pro forma disclosures related to the APB 25 Options are provided only for the periods ending prior to September 26, 2000.

EARNINGS PER COMMON SHARE

Basic earnings per common share ("EPS") excludes dilution and was computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

INCOME TAXES AND DISTRIBUTIONS

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 95% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements. For tax years beginning after December 31, 2000, the minimum distribution requirement has been reduced to 90%. AMREIT II, Inc. is subject to federal income tax on its taxable income at regular corporate rates.

Historically, the Company's policy was to distribute at least 95% of its REIT taxable income to shareholders each year. To that end, dividends were paid quarterly through the first quarter of 2000. Earnings and profits, which (prior to September 26, 2000) determined the taxability of distributions to shareholders, differs from the operating results reported for financial reporting purposes under the historical cost (or going concern) basis of accounting and the liquidation basis of accounting due to differences in methods of accounting for revenues, expenses, gains and losses. As a result of these accounting differences, net income (under the historical cost [or going concern] basis of accounting) and the increase/decrease in net assets from operating activities (under the liquidation basis of accounting) are not necessarily indicative of the distributions which must be made by the Company in order for it to continue to qualify as a REIT under the Code.

As described in Note 1, shareholders approved the liquidation and dissolution of the Company on September 26, 2000. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders through liquidating distributions. The timing and amount of liquidating distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of asset dispositions, reserve requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions which will allow it to continue to qualify as a REIT under the Code. The Company believes that distributions made to shareholders pursuant to the Plan of Liquidation and Dissolution will be treated for federal income tax purposes as distributions in a complete liquidation.

4. LOAN INVESTMENTS

At December 31, 2000 and 1999, the Company had commitments to fund $92,270,000 (under 5 loans) and $168,923,000 (under 13 loans), of which $88,401,000 and $143,644,000, respectively, was outstanding. As of December 31, 2000 and 1999, the Company's loan investments are summarized as follows (dollars in thousands):



              Scheduled
  Date of     Maturity/                                      Commitment Amount    Amount Outstanding
  Initial    Disposition                                    -------------------  --------------------
 Investment      Date        Location       Property Type     2000      1999        2000       1999
------------ ----------- ----------------  ---------------- -------- ----------  ---------  ---------
 05/12/98    03/31/02    Richardson, TX    Office           $ 14,700 $   14,700  $  14,700  $  13,709
 06/01/98    06/01/01    Houston, TX       Office             11,800     11,800     11,800     11,079
 06/22/98    06/19/01    Wayland, MA       Office             45,000     45,000     42,152     39,134
 07/02/98    07/17/00    Washington, D.C.  Office                 --      7,000         --      6,409
 07/10/98    11/01/00    Pasadena, TX      Apartment              --      3,350         --      2,993
 09/30/98    04/20/00    San Antonio, TX/  Residential Lots       --      8,400         --      3,555
                          Sunnyvale, TX
 05/18/99    05/19/01    Irvine, CA        Office             15,557     15,260     15,306     13,057
 07/29/99    02/01/01    Lexington, MA     R&D/Bio-Tech        5,213      5,213      4,443      2,753
 08/19/99    10/26/01    San Diego, CA     Medical Office         --      5,745         --      4,048
                                                            -------- ----------  ---------  ---------

Mortgage loans                                                92,270    116,468     88,401     96,737
                                                            -------- ----------  ---------  ---------

 06/12/98    09/14/00    Pearland, TX      Apartment              --     12,827         --     12,291
 06/17/98    03/24/00    San Diego, CA     R&D/Bio-Tech           --      5,560         --      4,732
 06/19/98    11/10/00    Houston, TX       Office                 --     24,000         --     21,622
 07/01/98    10/31/00    Dallas, TX        Office                 --     10,068         --      8,262
                                                            -------- ----------  ---------  ---------

ADC loan arrangements                                             --     52,455         --     46,907
                                                            -------- ----------  ---------  ---------

Total loan investments                                      $ 92,270 $  168,923  $  88,401  $ 143,644
                                                            ======== ==========  =========  =========

                          Estimated
                              Net
             Scheduled    Realizable
  Date of    Maturity/     Value at     Interest  Interest
  Initial    Disposition  December 31,     Pay     Accrual
 Investment    Date           2000        Rate     Rate
------------ -----------  ------------  --------  --------
 05/12/98    03/31/02     $     14,700      10.0%     12.0%
 06/01/98    06/01/01           11,800      12.0%     12.0%
 06/22/98    06/19/01           42,152      10.5%     10.5%
 07/02/98    07/17/00               --      10.5%     10.5%
 07/10/98    11/01/00               --      10.0%     14.0%
 09/30/98    04/20/00               --      10.0%     14.0%

 05/18/99    05/19/01           15,306      10.0%     12.0%
 07/29/99    02/01/01            4,443      11.7%     14.7%
 08/19/99    10/26/01               --      11.6%     11.6%
                          ------------

Mortgage loans                  88,401
                          ------------

 06/12/98    09/14/00               --      10.0%     11.5%
 06/17/98    03/24/00               --      10.0%     13.5%
 06/19/98    11/10/00               --      12.0%     12.0%
 07/01/98    10/31/00               --      10.0%     15.0%
                          ------------

ADC loan arrangements               --
                          ------------

Total loan investments    $     88,401
                          ============

During the year ended December 31, 2000, six of the Company's loans were fully repaid, two of which were classified as ADC loan arrangements. Additionally, during the period from September 26, 2000 through December 31, 2000, the Company disposed of two additional loans which had been reclassified from ADC loan arrangements to mortgage loans at the time the Company adopted liquidation basis accounting.

For all loan investments, payments of interest only are due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest are due at the scheduled maturities of the loans. At December 31, 2000, one of the five loan investments provides the Company with the opportunity for profit participation in excess of the contractual interest accrual rate. Four of the five loans are secured by first liens; the other investment, the Company's $14.7 million Richardson office loan, is secured by a second lien. Extension options are available to two of the Company's remaining borrowers provided that such borrowers are not in violation of any of the conditions established in the loan agreements.

At September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting) and December 31, 1999, the loan investments were classified as follows (in thousands):

                                                                      As of September 25, 2000        As of December 31, 1999
                                                                     ---------------------------     --------------------------
                                                                         Loan          Balance           Loan         Balance
                                                                        Amount          Sheet           Amount         Sheet
                                                                     Outstanding        Amount       Outstanding       Amount
                                                                     -----------      ----------     -----------     ----------
     Mortgage loans held for investment, net ....................     $   94,819      $   94,246      $   96,737     $   96,032

     Real estate, net ...........................................         22,924          21,090          38,645         36,906
     Investment in real estate ventures .........................          8,569           6,978           8,262          7,191
                                                                      ----------      ----------      ----------     ----------
        Total ADC loan arrangements .............................         31,493          28,068          46,907         44,097
                                                                      ----------      ----------      ----------     ----------

     Total loan investments .....................................     $  126,312         122,314      $  143,644        140,129
                                                                      ==========                      ==========

     Allowance for loan losses ..................................                         (5,978)                        (4,190)
                                                                                      ----------                     ----------

     Total loan investments, net of allowance for losses ........                     $  116,336                     $  135,939
                                                                                      ==========                     ==========

The differences between the outstanding loan amounts and the balance sheet amounts were due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at September 25, 2000 and December 31, 1999 (in thousands):

                                                                          As of          As of
                                                                      September 25,   December 31,
                                                                          2000            1999
                                                                      -------------   ------------
                    Land ..........................................   $       2,490   $      4,648
                    Buildings and improvements ....................          19,093         32,744
                                                                      -------------   ------------
                       Total ......................................          21,583         37,392
                    Less: Accumulated depreciation ................           (493)           (486)
                                                                      -------------   ------------

                                                                      $      21,090   $     36,906
                                                                      =============   ============

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998 is as follows (in thousands):

                                                  2000                                       1999
                                ----------------------------------------    ----------------------------------------
                                                  ADC                                        ADC
                                  Mortgage        Loan                        Mortgage       Loan
                                   Loans      Arrangements       Total         Loans      Arrangements      Total
                                ----------    ------------    ----------    ----------    ------------    ----------
Balance, beginning of
   period ..................    $   96,737     $   46,907     $  143,644    $   98,303     $   38,488     $  136,791
Investments in loans .......         8,480          1,662         10,142        44,622         26,617         71,239
Collections of principal ...       (10,398)       (17,076)       (27,474)      (26,252)       (11,359)       (37,611)
Cost of mortgages sold .....            --             --             --       (19,936)            --        (19,936)
Foreclosure (partnership
   interests) ..............            --             --             --            --         (6,839)        (6,839)
                                ----------     ----------     ----------    ----------     ----------     ----------
Balance, end of period .....    $   94,819     $   31,493     $  126,312    $   96,737     $   46,907     $  143,644
                                ==========     ==========     ==========    ==========     ==========     ==========

                                                 1998
                                ---------------------------------------
                                                 ADC
                                 Mortgage        Loan
                                   Loans      Arrangements      Total
                                ----------    ------------   ----------
Balance, beginning of
   period ..................    $       --     $       --    $       --
Investments in loans .......        98,866         38,488       137,354
Collections of principal ...          (563)            --          (563)
Cost of mortgages sold .....            --             --            --
Foreclosure (partnership
   interests) ..............            --             --            --
                                ----------     ----------    ----------
Balance, end of period .....    $   98,303     $   38,488    $  136,791
                                ==========     ==========    ==========

During the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 through December 31, 1998, the activity in the allowance for loan losses was as follows (in thousands):


                                           2000       1999        1998
                                         --------   --------    --------
Balance, beginning of period .........   $  4,190   $  1,368    $     --
Provision for losses .................      1,788      3,322       1,368
Charge-offs ..........................         --       (500)         --
Recoveries ...........................         --         --          --
                                         --------   --------    --------

Balance, end of period ...............   $  5,978   $  4,190    $  1,368
                                         ========   ========    ========

A summary of the adjustments to the Company's loan investments (and the reclassifications thereof) resulting from the adoption of liquidation basis accounting is as follows (in thousands):



                                                                                          Activity During the Period     Estimated
                                                                                           from September 26, 2000          Net
                                                         Adjustments                      through December 31, 2000     Realizable
                                        Balance Sheet        to                           --------------------------      Value at
                                          Amount at    Net Realizable                                   Collections     December 31,
                                        Sept 25, 2000       Value      Reclassifications  Investments   of Principal        2000
                                        -------------  --------------  -----------------  -----------   ------------    ------------
Mortgage loans .....................     $   94,246      $      574       $   23,347      $    2,187     $  (31,953)     $   88,401

Real estate, net ...................         21,090           1,257          (22,347)             --             --              --
Investment in real estate venture ..          6,978          (5,978)          (1,000)             --             --              --
                                         ----------      ----------       ----------      ----------     ----------      ----------
   Total ADC loan arrangements .....         28,068          (4,721)         (23,347)             --             --              --
                                         ----------      ----------       ----------      ----------     ----------      ----------

Total loan investments .............        122,314          (4,147)              --           2,187        (31,953)         88,401
Allowance for loan losses ..........         (5,978)          5,978               --              --             --              --
                                         ----------      ----------       ----------      ----------     ----------      ----------

Total loan investments, net of
   allowance for loan losses .......     $  116,336      $    1,831       $       --      $    2,187     $  (31,953)     $   88,401
                                         ==========      ==========       ==========      ==========     ==========      ==========

An ADC loan arrangement with a recorded investment of $7,191,000 was deemed to be impaired on December 31, 1999. The allowance for loan losses related to this investment totaled $4,190,000 at December 31, 1999. At December 31, 1999, the amount outstanding under this loan totaled $8,262,000. During the period from January 1, 2000 through September 25, 2000, investments in this loan totaled $37,000 and the allowance for loan losses related to this investment was increased by $1,788,000 to $5,978,000. The average recorded investment in this loan was $7,100,000 during the period from January 1, 2000 through October 31, 2000 (the disposition date). On May 31, 2000 and October 31, 2000, the Company received $250,000 and $1,000,000, respectively, in complete satisfaction of all amounts owed to it by the borrower. No income was recognized on this loan investment after it was deemed to be impaired.

An ADC loan arrangement with a recorded investment of $6,659,000 was non-performing as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. The average recorded investment in this ADC loan arrangement was $5,970,000 during the period from May 12, 1998 (inception of operations) through December 31, 1998. At December 31, 1998, the amount outstanding under this loan totaled $6,839,000. No income was recognized after the loan investment became non-performing. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests; concurrently, the loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary.

As of December 31, 2000, the Company had outstanding commitments to fund approximately $3,869,000 under five loans. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Conversely, a portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2000, approximately 54%, 29% and 17% of the Company's committed loan investments were collateralized by properties located in Massachusetts, Texas and California, respectively. Additionally, approximately 94% of the Company's loan commitments were secured by office properties.

5. COMMERCIAL MORTGAGE-BACKED SECURITIES

As of December 31, 2000, the Company held three commercial mortgage-backed securities which were acquired at an aggregate purchase price of $22,598,000. At December 31, 2000, the Company's CMBS available for sale are carried at estimated net realizable value which approximates estimated fair value. As of December 31, 1999, the Company held five CMBS which were acquired at an aggregate purchase price of $34,480,000. At December 31, 1999, the Company's CMBS available for sale were carried at estimated fair value. At December 31, 2000 and 1999, the amortized cost and carrying value of CMBS, by underlying credit rating, were as follows (in thousands):

                                                  2000
                -------------------------------------------------------------------------
                                                                                Estimated
                                                                                   Net
                  Security       Amortized     Unrealized      Unrealized      Realizable
                   Rating          Cost           Gains          Losses           Value
                -----------     ----------     ----------      ----------      ----------

                  BB-           $    4,305     $       --      $   (1,131)     $    3,174
                  B                 15,880             --          (4,812)         11,068
                  B-                 3,167             --            (798)          2,369
                                ----------     ----------      ----------      ----------

                                $   23,352     $       --      $   (6,741)     $   16,611
                                ==========     ==========      ==========      ==========

                                                  1999
                -------------------------------------------------------------------------
                                Aggregate      Aggregate       Aggregate       Aggregate
                  Security      Amortized      Unrealized      Unrealized        Fair
                   Rating          Cost          Gains           Losses          Value
                -----------     ----------     ----------      ----------      ----------

                  BB-           $    4,271     $       --      $   (1,140)     $    3,131
                  B                 19,664             --          (4,854)         14,810
                  B-                11,319             --          (4,691)          6,628
                                ----------     ----------      ----------      ----------

                                $   35,254     $       --      $  (10,685)     $   24,569
                                ==========     ==========      ==========      ==========

Additionally, at December 31, 1999, the Company had recorded unrealized losses (net of tax effects) of $127,000 related to CMBS owned by AMREIT II, Inc., its unconsolidated taxable subsidiary. During the year ended December 31, 2000, the Company sold two of its CMBS holdings (the "B-2A" and "G-2" securities). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                                 Total                         Gross
                                              Disposition     Amortized       Realized
      Security                Sale Date         Proceeds         Cost           Loss
      --------            ----------------    -----------     ----------     ----------

         B-2A             January 11, 2000     $    3,784     $    3,914     $     (130)

         B-3A             March 21, 2000       $    3,341     $    3,481     $     (140)

         G-2              August 23, 2000      $    4,030     $    8,167     $   (4,137)

In computing the gross realized loss for each security, the amortized cost was determined using a specific identification method. The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate venture during the period from January 1, 2000 through September 25, 2000.

The mortgage loans underlying the Company's CMBS are diverse in nature; no particular concentrations exist by property type or location. At December 31, 2000, the weighted average maturity of the Company's CMBS was 12.4 years. As described in Note 18, the Company's remaining CMBS holdings were sold on January 18, 2001.

6. REAL ESTATE

During 1999 and 1998, the Company (through a majority-owned partnership) acquired interests in five newly constructed, grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area. In connection with these acquisitions, the subsidiary partnerships which held title to these assets obtained non-recourse financing aggregating $34,600,000 from an unaffiliated third party (Note 7). Additionally, the Company contributed $18,161,000 of capital to the master partnership which, in turn, was contributed to the subsidiary partnerships. The majority-owned partnership owned, directly or indirectly, all of the equity interests in the title-holding subsidiary partnerships. On June 14, 2000, the Company sold its 99.5% ownership interest in the five grocery-anchored shopping centers for $18,327,000. The sale generated a gain of $1,485,000. In connection with the sale, the buyer assumed the five non-recourse loans and other partnership liabilities aggregating $34,600,000 and $556,000, respectively. Additionally, partnership receivables and other assets totaling $1,380,000 were transferred to the buyer.

Real estate, which was comprised entirely of amounts derived from the Company's partnership investment, consisted of the following at December 31, 2000 and 1999 (in thousands):

                                            2000           1999
                                         ----------     ----------
Land ...............................     $       --     $   14,386
Buildings and improvements .........             --         36,856
                                         ----------     ----------
   Total ...........................             --         51,242
Less: Accumulated depreciation .....             --           (866)
                                         ----------     ----------
                                         $       --     $   50,376
                                         ==========     ==========


7. DEBT AND FINANCING FACILITIES

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $400 million Interim Warehouse and Security Agreement (the "Line of Credit") with Prudential Securities Credit Corporation ("PSCC"). Subject to certain limitations, borrowings under the facility could be used to finance the Company's structured loan and equity real estate investments. Prior to the modifications discussed below, borrowings under the Line of Credit bore interest at rates ranging from LIBOR plus 1% per annum to LIBOR plus 2% per annum depending upon the type of asset, its loan-to-value ratio and the advance rate selected by the Company.

Effective as of May 4, 1999, the Company (and certain of its subsidiaries) entered into an Amended and Restated Interim Warehouse and Security Agreement (the "Amended Line of Credit") with PSCC; the agreement amended the Company's existing Line of Credit. The Amended Line of Credit included the following modifications: (1) a reduction in the size of the committed facility from $400 million to $300 million; (2) the elimination of the requirement that assets financed with proceeds from the facility had to be securitizable; (3) a reduction in the amount of capital the Company had to fund with respect to construction and rehabilitation loans before PSCC was required to begin advancing funds; (4) an extension of the maturity date from July 1, 2000 to November 3, 2000; and (5) the modification to, and addition of, certain sublimits on specified types of loans and assets. Under the Amended Line of Credit, borrowings bore interest at LIBOR plus 1.25% per annum as such borrowings did not exceed the Company's Tangible Net Worth, as defined. At December 31, 1999, the weighted average interest rate under this facility was 7.73% per annum.

As compensation for entering into the Amended Line of Credit and extending the maturity date, the Company granted warrants to Prudential Securities Incorporated, an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represented the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation. The estimated fair value of the warrants, totaling $400,000, was measured at the grant date and was amortized to interest expense through September 25, 2000 using the straight-line method. Amortization was calculated based upon the 18-month term of the facility. The unamortized balance of the warrants at September 25, 2000, approximating $22,000, was discharged on September 26, 2000 in connection with the Company's adoption of liquidation basis accounting.

Effective as of November 3, 2000, the Company (and certain of its subsidiaries) entered into a First Amendment to Amended and Restated Interim Warehouse and Security Agreement (the "First Amendment Line of Credit") with Prudential Securities Credit Corporation, LLC, successor in interest to PSCC. Under the terms of the First Amendment Line of Credit, the committed amount of the credit facility was reduced from $300 million to $35 million (subject to certain limitations) and the maturity date was extended from November 3, 2000 to April 30, 2001. On and after November 3, 2000, the Company may request advances under the line of credit only for purposes of funding its unfunded loan commitments and its dividend payments to shareholders to the extent such dividends are necessary in order for the Company to maintain its qualification as a REIT. As compensation for entering into the First Amendment Line of Credit, the Company paid Prudential Securities Credit Corporation, LLC an extension fee equal to 0.5% of the committed amount. Under the First Amendment Line of Credit, borrowings bear interest at LIBOR plus 1.25% per annum. On November 14, 2000, all amounts then outstanding under the First Amendment Line of Credit ($22,000,000) were fully repaid. At December 31, 2000, there were no amounts outstanding under the facility.

Borrowings under the facility are secured by a first lien security interest on all assets funded with proceeds from the First Amendment Line of Credit. The First Amendment Line of Credit contains several covenants; among others, the more significant covenants include the maintenance of a $100 million consolidated Tangible Net Worth; maintenance of a Coverage Ratio, as defined, of not less than 1.4 to 1; and limitation of Total Indebtedness, as defined, to no more than 400% of shareholders' equity.

Effective as of July 1, 1998, the Company (and certain of its subsidiaries) entered into a $100 million Master Repurchase Agreement (the "Repurchase Agreement") with PSCC; subsequently, PSCC was replaced by Prudential-Bache International, Ltd. ("PBI"), an affiliate of PSCC, as lender. Borrowings under the Repurchase Agreement could be used to finance a portion of the Company's portfolio of mortgage-backed securities. Under the Repurchase Agreement, the Company could borrow a varying percentage of the market value of its mortgage-backed securities, depending on the credit quality of such securities. Borrowings under the Repurchase Agreement bore interest at rates ranging from LIBOR plus 0.20% per annum to LIBOR plus 1.5% per annum depending upon the advance rate and the credit quality of the securities which were financed. Borrowings under the facility were secured by an assignment to PBI of all mortgage-backed securities funded with proceeds from the Repurchase Agreement. The Repurchase Agreement matured on June 30, 2000. At December 31, 1999, the weighted average interest rate under this facility was 7.62% per annum.

To reduce the impact that rising interest rates would have on its floating rate indebtedness, the Company entered into an interest rate cap agreement with a major international financial institution. The cap agreement, which became effective on January 1, 1999, had a notional amount of $33.6 million. Prior to its termination, the agreement entitled the Company to receive from the counterparty the amounts, if any, by which one month LIBOR exceeded 6.0%. No amounts were ever due from the counterparty under the terms of this agreement. The premium paid for this cap, totaling $52,000, was amortized on a straight-line basis as an adjustment of interest incurred until the agreement was terminated.

On July 2, 1999, the Company terminated the $33.6 million (notional) interest rate cap agreement at a loss of $5,000. Concurrently, the Company entered into a new cap agreement to reduce the impact that rising interest rates would have on its floating rate indebtedness. The new agreement, which became effective on August 1, 1999, had a notional amount of $59.0 million. On August 4, 2000, the Company terminated a portion of the $59 million (notional) interest rate cap agreement at a gain of $19,000. The revised agreement, which more closely matched the borrowings then outstanding under the Company's line of credit, had a notional amount of $30 million. The interest rate cap agreements entitled the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeded 6.25%. The revised agreement expired on November 1, 2000. The premium paid for this cap, totaling $110,000, was amortized on a straight-line basis as an adjustment of interest incurred. During the period from January 1, 2000 through November 1, 2000 and the period from August 1, 1999 through December 31, 1999, amounts due from the counterparty under these agreements totaled $70,000 and $13,000, respectively. As of December 31, 1999, the unamortized premium was included in receivables and other assets in the consolidated balance sheet.

Five consolidated title-holding partnerships were indebted under the terms of five non-recourse loan agreements with Jackson National Life Insurance Company. All five loans bore interest at 6.83% per annum. The interest rates on the first four loans were adjusted in connection with the placement of the fifth loan on August 25, 1999. Prior to that time, a $7.5 million loan bore interest at 7.28% per annum while three loans aggregating $19.5 million bore interest at 6.68% per annum. On June 14, 2000, the Company sold its ownership interests in the consolidated partnerships; in connection therewith, the five non-recourse loans were assumed by the buyer.

Total interest incurred during the period from September 26, 2000 through December 31, 2000, the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998 was $226,000, $4,396,000, $6,186,000 and
$624,000, of which $0, $0, $593,000 and $57,000, respectively, was capitalized. Interest paid (net of amounts capitalized) during these periods totaled $395,000, $4,438,000, $4,980,000 and $365,000, respectively.


8. RELATED PARTY TRANSACTIONS

The Company's day-to-day operations are managed by the Manager, a member of the AMRESCO Group. Since its inception, fees and reimbursements charged to the Company were as follows (in thousands):

                                        Period from      Period from         Total                           Period from
                                         January 1,     September 26,     for the Year                       May 12, 1998
                                        2000 through     2000 through        Ended          Year Ended        through
                                       September 25,     December 31,     December 31,     December 31,     December 31,
                                            2000             2000             2000             1999             1998
                                       --------------   --------------   --------------   --------------   --------------

Base management fees ...............   $        1,401   $          361   $        1,762   $        2,066   $          835
Incentive compensation .............               --               --               --               --               --
Reimbursable expenses ..............               20               --               20              192              140
Operating deficit reimbursements ...               --              243              243               --               --
                                       --------------   --------------   --------------   --------------   --------------
                                       $        1,421   $          604   $        2,025   $        2,258   $          975
                                       ==============   ==============   ==============   ==============   ==============

During the period from September 26, 2000 through December 31, 2000, management fees included a charge equal to the aggregate amount of termination benefits expected to be payable to certain employees of the Manager. These costs, totaling $1,490,000, are expected to be borne by the Company through future operating deficit reimbursements. During the period from September 26, 2000 through December 31, 2000, operating deficit reimbursements totaled $243,000, of which $192,000 was related to termination benefits which were paid to departing employees of the Manager on December 31, 2000. Reimbursable expenses are included in general and administrative expenses while operating deficit reimbursements are included in management fees for the periods indicated. As of December 31, 2000 and 1999, base management fees due to the Manager totaled $338,000 and $544,000, respectively. Operating deficit reimbursements due to the Manager totaled $243,000 and $0 at December 31, 2000 and 1999, respectively. Reimbursable expenses due to the Manager totaled $0 and $22,000 at December 31, 2000 and 1999, respectively.

On September 30, 1998, the Company acquired eight loans from AMRESCO Commercial Finance, Inc. ("ACFI"), a member of the AMRESCO Group, at an aggregate cash purchase price of $34,292,000. Immediately following the purchase, the Company sold to ACFI a contractual right to collect from the Company an amount equal to the economic equivalent of all amounts collected from five of the loans in excess of (i) $17,958,000 and (ii) a return on this amount, or so much of it as was outstanding from time to time, equal to 12% per annum. The aggregate cash sales price of $5,020,000 had the effect of reducing the Company's credit exposure with respect to such loans. As additional consideration, ACFI agreed to immediately reimburse the Company for any additional advances that were required to be made under the five loan agreements. The proceeds received from ACFI were accounted for as a financing.

During the year ended December 31, 1999, the Company sold four loans to ACFI in two separate transactions. Prior to their sale, these investments had been subject to the ACFI economic interest described above. The fifth loan was fully repaid by the borrower in May 1999. The proceeds from the sales totaled $13,340,000. In connection with the last sale, amounts due to ACFI were fully extinguished; additionally, ACFI's reimbursement obligations were discharged. In aggregate, these sales were recorded as follows (in thousands):

               Cash ...........................   $   13,340
               Mortgage loans .................      (19,936)
               Receivables and other assets ...       (1,238)
               Amounts due to affiliates ......        7,834
                                                  ----------

               Gain (loss) ....................   $       --
                                                  ==========

9. STOCK-BASED COMPENSATION

On May 12, 1998, the Company granted to its trust managers and officers non-qualified options to purchase 352,000 common shares at an exercise price of $15.00 per share (the IPO price). The options vest ratably over a four-year period beginning one year after the date of grant. Through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these awards. As the awards had no intrinsic value at the grant date, no compensation cost was ever recognized. Had the Company determined compensation cost associated with these options consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per common share for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                             Period from                           Period from
                                           January 1, 2000                      February 2, 1998
                                               through          Year Ended           through
                                         September 25, 2000  December 31, 1999  December 31, 1998
                                         ------------------  -----------------  -----------------
Net income:
    As reported ......................       $    5,948          $    7,320        $    3,952
    Pro forma ........................       $    5,827          $    7,138        $    3,831

Basic earnings per common share:
    As reported ......................       $     0.59          $     0.73        $     0.56
    Pro forma ........................       $     0.58          $     0.71        $     0.54

Diluted earnings per common share:
    As reported ......................       $     0.59          $     0.73        $     0.56
    Pro forma ........................       $     0.58          $     0.71        $     0.54

The estimated fair value of the options granted to the Company's officers and trust managers, approximating $2.20 per share, was measured at the grant date using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rate of 5.64%; expected life of four years; expected volatility of 25%; and dividend yield of 8%. Subsequent to the grant date, the fair value of the options was not adjusted for changes in these assumptions nor for changes in the price of the Company's stock.

On May 12, 1998, the Company granted to the Manager and certain employees of the AMRESCO Group non-qualified options to purchase 1,000,011 and 141,500 common shares, respectively. Seventy percent of the Manager's options and those options awarded to the other members of the AMRESCO Group are exercisable at $15.00 per share (the IPO price); the remaining thirty percent of the Manager's options are exercisable at an option price of $18.75 per share. The options vest in four equal installments on May 12, 1999, May 12, 2000, May 12, 2001 and May 12, 2002. On November 3, 1998 and February 25, 1999, the Company granted to certain employees of the AMRESCO Group non-qualified options to purchase 4,000 and 2,000 common shares, respectively; the options vest ratably over a four-year period beginning one year after the date of grant. Prior to September 26, 2000, the Company accounted for these options under SFAS No. 123 and the interpretation thereof provided by EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"; accordingly, compensation cost was being recognized over the four-year vesting period. For purposes of recognizing compensation costs during the financial reporting periods prior to the measurement (or vesting) date, the share option awards were measured as of each financial reporting date at their then-current fair value. Changes in those fair values between reporting dates were attributed in accordance with the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As of June 30, 2000 (the last financial reporting date for which the historical cost [or going concern] basis of accounting was appropriate), December 31, 1999 and December 31, 1998, the estimated fair value of the options granted to the Manager and certain employees of the AMRESCO Group approximated $0.07 per share, $0.71 per share and $1.10 per share, respectively. The fair value of the options was estimated using the Cox-Ross-Rubinstein option pricing model with the following assumptions:

                                   2000             1999               1998
                                ----------     --------------     ---------------
Risk free interest rate ......       6.35%      5.97% to 6.17%     4.54% to 4.59%
Expected life ................    3 years        4 to 7 years       4 to 7 years
Expected volatility ..........         20%                 35%                40%
Dividend yield ...............         12%                 12%                10%

During the six months ended June 30, 2000, compensation cost associated with those options that had not previously vested was adjusted to reflect the decline in fair value (from December 31, 1999) of approximately $0.64 per share. During the year ended

December 31, 1999, compensation cost associated with all of the options was adjusted to reflect the decline in estimated fair value (from December 31, 1998) of approximately $0.39 per share. During the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, compensatory option charges (credits) included in management fees and general and administrative expenses were as follows (in thousands):

                                             Period from                    Period from
                                           January 1, 2000                 May 12, 1998
                                               through       Year Ended      through
                                            September 25,   December 31,   December 31,
                                                 2000           1999           1998
                                           ---------------  ------------   ------------

Management fees ........................      $     (261)    $      140     $      352
General and administrative expenses ....             (27)            (8)            68
                                              ----------     ----------     ----------

                                              $     (288)    $      132     $      420
                                              ==========     ==========     ==========

A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during the year ended December 31, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998 is as follows:

                                                          Compensatory                     Non-compensatory
                                                             Options                           Options
                                                --------------------------------    --------------------------------
                                                                     Weighted                            Weighted
                                                   Number of          Average         Number of           Average
                                                    Shares        Exercise Price        Shares        Exercise Price
                                                --------------    --------------    --------------    --------------

Granted on May 12, 1998                              1,141,511    $        15.99           352,000    $        15.00
Granted on November 3, 1998                              4,000              7.88                --                --
Exercised                                                   --                --                --                --
Forfeited                                              (21,500)           (15.00)               --                --
Expired                                                     --                --                --                --
                                                --------------    --------------    --------------    --------------

Options outstanding at December 31, 1998             1,124,011             15.98           352,000             15.00

Granted on February 25, 1999                             2,000              8.75                --                --
Exercised                                                   --                --                --                --
Forfeited                                               (4,250)           (12.06)          (13,500)           (15.00)
Expired                                                     --                --                --                --
                                                --------------    --------------    --------------    --------------

Options outstanding at December 31, 1999             1,121,761             15.98           338,500             15.00

Exercised on September 26, 2000                         (4,000)            (7.88)               --                --
Forfeited                                                   --                --           (45,000)           (15.00)
Expired                                                     --                --                --                --
                                                --------------    --------------    --------------    --------------

Options outstanding at December 31, 2000             1,117,761    $        16.01           293,500    $        15.00
                                                ==============    ==============    ==============    ==============

As of December 31, 2000, the 1,411,261 options outstanding have a weighted average exercise price of $15.80 and a weighted average remaining contractual life of 7.38 years; 1,111,258 options have an exercise price of $15.00 per share while 300,003 options have an exercise price of $18.75 per share. At December 31, 2000, 807,256 options were exercisable at a weighted average exercise price of $15.00 per share. At December 31, 1999, 405,378 options were exercisable at a weighted average exercise price of $14.98 per share. No options were exercisable as of December 31, 1998.

In lieu of cash compensation for their services and participation at regularly scheduled meetings of the Board of Trust Managers, the Company granted 2,250 and 1,500 restricted common shares to each of its four independent trust managers on May 11, 1999 and May 12, 1998, respectively. The grant-date fair value of these restricted common shares was $10.13 and $15.00 per share, respectively. The associated compensation cost was recognized over the one-year service period.

At December 31, 2000, 573,485 shares were available for grant in the form of restricted common shares or options to purchase common shares under the Company's 1998 Share Option and Award Plan, as amended.

On February 25, 1999, the Board of Trust Managers approved the payment of dividend equivalents on all vested and unexercised share options excluding those held by the Manager. Dividend equivalents were equal to the dividends paid on the Company's common shares from time to time, excluding those distributions that were characterized as a non-taxable return of capital for tax purposes. During the year ended December 31, 1999, dividend equivalent costs totaled $114,000 and were included in general and administrative expenses in the consolidated statement of income. The dividend equivalents program was terminated by the Board of Trust Managers on February 24, 2000; as a result, no dividend equivalent costs were incurred during the year ended December 31, 2000.

As described in Note 7, the Company granted warrants to Prudential Securities Incorporated to purchase 250,002 common shares of beneficial interest at $9.83 per share. The estimated fair value of the warrants, totaling $400,000, was measured at the grant date (May 4, 1999) using the Cox-Ross-Rubinstein option pricing model with the following assumptions: risk free interest rate of 5.23%; expected life of three years (the warrants had a 7-year term); expected volatility of 35%; and dividend yield of 12%. During the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, $200,000 and $178,000, respectively, of warrant costs were amortized to interest expense.


10. COMMON STOCK

On July 5, 2000, AMRESCO, INC. and AMREIT Holdings, Inc. (a wholly-owned subsidiary of AMRESCO, INC.) sold 1,500,111 shares of the Company's outstanding common stock to affiliates of Farallon Capital Management, L.L.C. for $12,521,000, net of an illiquidity discount of $230,000. As additional consideration for these shares, the sellers are entitled to receive 90% of future distributions paid on or with respect to these shares, but only after the purchasers have received $12,751,000 and a return on this amount, as adjusted, equal to 16% per annum. As a result of this sale, AMRESCO, INC. and AMREIT Holdings, Inc. no longer own any of the Company's outstanding common shares. AMRESCO, INC. and AMREIT Holdings, Inc. had owned such shares since the Company's inception.

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





11. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, is as follows (in thousands, except per share data):

                                                           Period from                   Period from
                                                            January 1,                   February 2,
                                                               2000                         1998
                                                             through      Year Ended      through
                                                          September 25,  December 31,   December 31,
                                                              2000           1999           1998
                                                          -------------  ------------   ------------

Net income available to common shareholders               $      5,948   $      7,320   $      3,952
                                                          ============   ============   ============
Weighted average common shares outstanding                      10,000         10,000          7,027
                                                          ============   ============   ============

Basic earnings per common share                           $       0.59   $       0.73   $       0.56
                                                          ============   ============   ============

Weighted average common shares outstanding                      10,000         10,000          7,027
Effect of dilutive securities:
    Restricted shares                                               15             12              4
    Net effect of assumed exercise of warrants                      13             --             --
    Net effect of assumed exercise of stock options                  1             --             --
                                                          ------------   ------------   ------------
Adjusted weighted average shares outstanding                    10,029         10,012          7,031
                                                          ============   ============   ============

Diluted earnings per common share                         $       0.59   $       0.73   $       0.56
                                                          ============   ============   ============

At September 25, 2000, options to purchase 1,415,261 common shares were outstanding. During the period from January 1, 2000 through September 24, 2000, warrants to purchase 250,002 common shares were outstanding; these warrants were exercised on September 25, 2000 (Note 10). For the period from January 1, 2000 through September 25, 2000, options related to 1,411,261 shares were not included in the computation of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

During the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, options to purchase 1,460,261 and 1,476,011 common shares, respectively, and warrants to purchase 250,002 and 0 common shares, respectively, were outstanding. The options related to 1,456,261 shares and the warrants for the year ended December 31, 1999 and options related to 1,472,011 shares for the period from May 12, 1998 (inception of operations) through December 31, 1998 were not included in the computations of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

The Company had no earnings prior to the commencement of its operations on May 12, 1998. When calculated for the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company's basic and diluted earnings were $0.39 per common share.


12. DISTRIBUTIONS

During the year ended December 31, 2000, the year ended December 31, 1999 and the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company declared distributions totaling $13,445,000 (or $1.34 per share), $15,921,000 (or $1.59 per share) and $7,404,000 (or $0.74 per share), respectively. For the year ended December 31, 2000, $0.34 per share was reported to the Company's shareholders (for federal income tax purposes) as ordinary income; $1.00 per share was reported for federal income tax purposes as liquidating distributions. For federal income tax purposes, $1.42 per share and $0.17 per share were reported to the Company's shareholders as ordinary income and non-taxable return of capital, respectively, for the year ended December 31, 1999. All 1998 dividends were reported as ordinary income (for federal income tax purposes) to the Company's shareholders. Information regarding the declaration and payment of distributions by the Company since its inception of operations is as follows (in thousands, except per share data):

                                                                                                             Distribution
                                   Declaration             Record               Payment       Distribution    per Common
                                       Date                 Date                 Date             Paid           Share
                               -------------------   ------------------   ------------------  ------------   ------------

 1998
 Period  from  May  12,  1998
   through June 30, 1998       July 23, 1998         July 31, 1998        August 17, 1998     $      1,001   $       0.10
 Third Quarter                 October 22, 1998      October 31, 1998     November 16, 1998          2,401           0.24
 Fourth Quarter                December 15, 1998     December 31, 1998    January 27, 1999           4,002           0.40
                                                                                              ------------   ------------

                                                                                              $      7,404   $       0.74
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
                                                                                              ============   ============

 2000
 First Quarter                 April 25, 2000        May 4, 2000          May 15, 2000        $      3,405   $       0.34

 Liquidating Distributions:
   First                       September 27, 2000    October 6, 2000      October 19, 2000           3,012           0.30
   Second                      October 31, 2000      November 9, 2000     November 21, 2000          3,514           0.35
   Third                       December 21, 2000     December 31, 2000    January 17, 2001           3,514           0.35
                                                                                              ------------   ------------

                                                                                              $     13,445   $       1.34
                                                                                              ============   ============

13. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

A summary of the non-cash investing and financing activities which occurred during the period from January 1, 2000 through September 25, 2000, the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998, is as follows (in thousands):

                                                                                            Period from                  Period from
                                                                                             January 1,                  February 2,
                                                                                                2000                        1998
                                                                                              through      Year Ended      through
                                                                                           September 25,  December 31,  December 31,
                                                                                                2000          1999           1998
                                                                                           -------------  ------------  ------------

Minority interest contributions associated with ADC loan arrangements..................... $          --  $         --  $     2,611
                                                                                           =============  ============  ===========

Minority interest distributions associated with ADC loan arrangements..................... $         350  $      2,111  $        --
                                                                                           =============  ============  ===========

Debt and other liabilities assumed by buyer in connection with sale of real estate........ $      35,156  $         --  $        --
                                                                                           =============  ============  ===========

Receivables and other assets transferred to buyer in connection with sale of real estate.. $       1,380  $         --  $        --
                                                                                           =============  ============  ===========

Receivables transferred in satisfaction of amounts due to affiliate....................... $          --  $      1,238  $        --
                                                                                           =============  ============  ===========

Amounts due to affiliate discharged in connection with sales of mortgage loans............ $          --  $      6,597  $        --
                                                                                           =============  ============  ===========

Issuance of warrants in connection with line of credit.................................... $          --  $        400  $        --
                                                                                           =============  ============  ===========

While not resulting in cash receipts or cash payments, these activities affected recognized assets and liabilities during the periods indicated. No non-cash investing and/or financing activities were recorded during the period from September 26, 2000 through December 31, 2000.

14. RECONCILIATION OF FINANCIAL STATEMENT OPERATING RESULTS TO TAX BASIS INCOME

A reconciliation of the Company's financial statement operating results to its tax basis income for the year ended December 31, 2000, the year ended December 31, 1999 and the period from February 2, 1998 (date of initial capitalization) through December 31, 1998 is as follows (in thousands):

                                                                                                            Period from
                                                                                                            February 2,
                                                                                                               1998
                                                                       Year Ended         Year Ended         through
                                                                       December 31,      December 31,      December 31,
                                                                            2000             1999              1998
                                                                      --------------    --------------    --------------

Consolidated financial statement net income .......................   $        5,948    $        7,320    $        3,952
Decrease in net assets in liquidation from operating activities ...           (1,531)               --                --
                                                                      --------------    --------------    --------------
                                                                               4,417             7,320             3,952

Difference  attributable  to differences in methods of
   accounting for ADC loan arrangements ...........................             (268)            3,598             1,713
Equity in losses (earnings) from unconsolidated subsidiary ........            1,149               223               (58)
Dividends received from unconsolidated subsidiary .................               --                45                58
Interest capitalized under SFAS No. 34 ............................               --              (593)              (57)
Adjustments for restricted stock and compensatory options .........             (254)              223               476
Adjustment for accrued management fees ............................            1,490                --                --
Provision for loan losses .........................................            1,788             3,322             1,368
Net capital loss carryforward .....................................            2,108                --                --
Changes in estimated net realizable value of certain assets .......            2,807                --                --
Other .............................................................              (94)               21                43
                                                                      --------------    --------------    --------------

Tax basis income ..................................................   $       13,143    $       14,159    $        7,495
                                                                      ==============    ==============    ==============

For the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company retained a portion of its REIT taxable income in excess of the 95% requirement; as a result, such income was subject to tax at regular corporate rates. These taxes, totaling approximately $20,000, were included in general and administrative expenses in the consolidated statement of income for the period from February 2, 1998 (date of initial capitalization) through December 31, 1998; such taxes were paid during the year ended December 31, 1999.


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair values of financial instruments whether or not such financial instruments are recognizable in a balance sheet prepared under the historical cost (or going concern) basis of accounting. For purposes of the statement, fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. With the exception of real estate, the Company's unconsolidated investments and minority interests, substantially all of the Company's assets and liabilities are considered financial instruments for purposes of SFAS No. 107. At December 31, 2000, all of the Company's financial instruments were carried at either their estimated net realizable values or their expected settlement amounts, which approximate their estimated fair values.

As of December 31, 1999, the estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment was necessarily required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. The fair value estimates were derived based upon pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would have significantly affected the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999.

With the exception of two floating rate mortgage loans originated during the year ended December 31, 1999, mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures had fixed rates which approximated rates that the Company would have quoted at that time for investments with similar terms and risk characteristics; accordingly, their estimated fair values approximated their net carrying values as of December 31, 1999. However, there was not (and is not) an active secondary trading market for these types of investments; as a result, the estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Furthermore, the Company generally intends to hold these financial instruments to maturity and realize their recorded values.

As of December 31, 1999, commercial mortgage-backed securities were carried at estimated fair value based on quoted market prices.

The estimated fair values of cash and cash equivalents, receivables and other assets (including the Company's interest rate cap), accounts payable and other liabilities, amounts due to manager and distributions payable approximated their carrying values at December 31, 1999 due to the short-term nature of these financial instruments.

At December 31, 1999, the estimated fair values of the line of credit and repurchase agreement indebtedness approximated their carrying values due to the variable rate nature of these facilities. The estimated fair value of the fixed rate non-recourse debt on real estate approximated $30.8 million at December 31, 1999.

16. SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires enterprises to report certain financial and descriptive information about their reportable operating segments. SFAS No. 131 also requires certain enterprise-wide disclosures regarding products and services, geographic areas and major customers.

The Company, as an investor in real estate related assets, operates in only one reportable segment. Historically, the Company made asset allocation decisions within this segment based upon its diversification strategies and changes in market conditions. The Company has not had, nor does it rely upon, any major customers. All of the Company's investments are secured directly or indirectly by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.


17. INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS AND SUBSIDIARY

At December 31, 2000, investments in unconsolidated partnerships and subsidiary was comprised solely of the Company's investment in AMREIT II, Inc., its taxable subsidiary. Prior to September 26, 2000, the Company accounted for its investment in AMREIT II, Inc. using the equity method of accounting, and thus reported its share of income or loss based on its ownership interest. From and after September 26, 2000, the Company accounts for its investment in AMREIT II, Inc. using the cost method of accounting and thus reports income only when cash is received. During the period from January 1, 2000 through September 25, 2000, the Company recognized losses of $1,080,000 from its investment in AMREIT II, Inc. During the period from September 26, 2000 through December 31, 2000, the Company recognized no income from this investment. On December 31, 2000, the Company reduced the carrying value of its investment in AMREIT II, Inc. by $3,114,000, from $5,114,000 to $2,000,000.

Summarized financial information for AMREIT II, Inc. as of December 31, 2000 and for the year then ended is set forth below. The consolidated financial information is presented under the historical cost (or going concern) basis of accounting and includes the accounts of AMREIT II, Inc., its wholly-owned subsidiaries and a partnership which is owned by AMREIT II, Inc. (through its wholly-owned subsidiaries). All significant intercompany balances and transactions have been eliminated from the summarized financial information, including the Company's mezzanine (second lien) loan to the partnership.

CONSOLIDATED BALANCE SHEET:
Real estate held for sale, at estimated net realizable value .....   $   17,882
Cash and other assets ............................................   $    2,528
Non-recourse debt on real estate .................................   $   17,000
Accounts payable and other liabilities ...........................   $    1,327

CONSOLIDATED STATEMENT OF OPERATIONS:
Net operating income .............................................   $    1,499
Income from CMBS .................................................   $       99
Interest expense .................................................   $    1,898
Depreciation .....................................................   $      631
Loss on sale of CMBS .............................................   $      140
Impairment of real estate ........................................   $    4,557
Net loss .........................................................   $   (5,788)


As described in Note 18, AMREIT II, Inc. sold its real estate holdings on March 5, 2001; in connection therewith, the non-recourse debt on real estate was fully extinguished.


18. SUBSEQUENT EVENTS

On January 17, 2001, the Company made its third liquidating distribution pursuant to the Plan of Liquidation and Dissolution. This distribution, totaling $3,514,000 (or $0.35 per share), was declared on December 21, 2000 and was payable to shareholders of record on December 31, 2000. Under liquidation basis accounting, this distribution was not recorded as a liability in the consolidated statement of net assets in liquidation as of December 31, 2000. Net assets in liquidation was reduced by $3,514,000 on January 17, 2001 upon payment of this liquidating distribution.

On January 18, 2001, the Company sold its remaining CMBS holdings to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16,555,000. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, were considered by management when estimating the net realizable value of the Company's CMBS at December 31, 2000.

On February 1, 2001, one of the Company's loan investments was fully repaid. At December 31, 2000, the amount outstanding under this loan totaled $4,443,000.

On March 5, 2001, a partnership controlled by the Company's unconsolidated taxable subsidiary sold a mixed-use property at a gross sales price of $18,250,000. Prior to its sale, the property was encumbered by a $17,000,000 first lien mortgage which had been provided by an unaffiliated third party. The terms of this sale were considered by management when estimating the net realizable value of the Company's investment in its taxable subsidiary at December 31, 2000.

On March 8, 2001, the Company declared its fourth liquidating distribution pursuant to the Plan of Liquidation and Dissolution; the distribution, totaling $26,104,000 (or $2.60 per share), is payable on March 30, 2001 to shareholders of record on March 19, 2001.


19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (under the historical cost [or going concern] basis of accounting) for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 (in thousands, except per share data):

                                                       Period from January 1, 2000 through
                                                               September 25, 2000
                                                     ----------------------------------------
                                                                                Period from
                                                                               July 1, 2000
                                                                                  through
                                                       First       Second      September 25,
                                                      Quarter      Quarter          2000
                                                     ---------    ---------   ---------------

Revenues .......................................     $   5,840    $   5,500   $         4,368
Gain (loss) on sale of assets ..................     $    (130)   $   2,159   $        (4,137)
Gain associated with repayment of ADC loan
   arrangements ................................     $     637    $      --   $         1,293
Net income .....................................     $   1,237    $   4,702   $             9
Earnings per common share:
   Basic .......................................     $    0.12    $    0.47   $            --
   Diluted .....................................     $    0.12    $    0.47   $            --

                                                              Year Ended December 31, 1999
                                                   ---------------------------------------------------
                                                     First        Second         Third         Fourth
                                                    Quarter       Quarter       Quarter       Quarter
                                                   ---------     ---------     ---------     ---------

Revenues .....................................     $   4,473     $   5,743     $   6,301     $   6,876
Gain associated with repayment of ADC loan
   arrangement ...............................     $     584     $      --     $      --     $      --
Net income (loss) ............................     $   2,344     $   2,707     $   2,344     $     (75)
Earnings (loss) per common share:
   Basic .....................................     $    0.23     $    0.27     $    0.24     $   (0.01)
   Diluted ...................................     $    0.23     $    0.27     $    0.24     $   (0.01)

The Company's operating results for the period from September 26, 2000 through December 31, 2000 (under the liquidation basis of accounting) are presented in the accompanying consolidated statement of changes in net assets in liquidation.

                         REPORT OF INDEPENDENT AUDITORS



To the Members of
Wayland Business Center LLC:

We have audited the accompanying balance sheets of Wayland Business Center LLC as of December 31, 2000 and 1999, and the related statements of operations, members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayland Business Center LLC at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for organizational costs.



                                                   /s/ Ernst & Young LLP


Boston, Massachusetts
February 2, 2001

                         WAYLAND BUSINESS CENTER LLC

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                                                                 2000            1999
                                                                             ------------    ------------

                                            ASSETS
 Real estate investments:
    Land .................................................................   $  6,425,080    $  6,425,090
    Buildings and tenant improvements ....................................     40,992,659      36,850,735
    Furniture and fixtures ...............................................          2,111              --
                                                                             ------------    ------------
                                                                               47,419,850      43,275,825

    Less accumulated depreciation ........................................     (2,505,792)     (1,095,191)
                                                                             ------------    ------------
                                                                               44,914,058      42,180,634

 Cash and cash equivalents ...............................................      1,491,055       1,083,099
 Accounts receivable, tenants ............................................         61,117           4,000
 Advances to affiliates ..................................................         35,522          54,830
 Deferred rent receivable ................................................      1,855,315       1,371,745
 Prepaid expenses ........................................................         59,628          29,782
 Mortgage escrows ........................................................        168,031         198,149
 Deferred costs:
    Financing fees, net of accumulated amortization for 2000 and 1999
        of $1,203,882 and $760,314, respectively .........................        221,149         204,926
    Legal fees, net of accumulated amortization for 2000 and 1999
        of $893 and $536, respectively ...................................            893           1,249
    Leasing fees, net of accumulated amortization for 2000 and 1999
        of $248,755 and $98,889, respectively ............................      2,350,101       1,220,052
                                                                             ------------    ------------

                                                                             $ 51,156,869    $ 46,348,466
                                                                             ============    ============

                             LIABILITIES AND MEMBERS' CAPITAL
Accounts payable:
    Trade ................................................................   $  1,582,566    $    316,805
    Affiliate ............................................................        725,589          97,011
Prepaid rent .............................................................        395,833         395,833
Mortgage and accrued interest payable ....................................     42,533,776      39,446,913
Contract retainage .......................................................         16,058          10,091
                                                                             ------------    ------------

    Total liabilities ....................................................     45,253,822      40,266,653
                                                                             ------------    ------------

Members' capital .........................................................      5,903,047       6,081,813
                                                                             ------------    ------------

                                                                             $ 51,156,869    $ 46,348,466
                                                                             ============    ============





               See accompanying notes to the financial statements.

                           WAYLAND BUSINESS CENTER LLC

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                          2000           1999
                                                                      -----------    -----------
REVENUES:
  Rental income ...................................................   $ 5,733,374    $ 4,751,575
  Operating expense recoveries ....................................        40,296             --
  Interest income .................................................        36,269         29,531
  Other income ....................................................         4,039            453
  Loss on sale of treatment plant .................................            --     (1,314,855)
                                                                      -----------    -----------

    Total revenues ................................................     5,813,978      3,466,704
                                                                      -----------    -----------

EXPENSES:
  Interest ........................................................     4,542,509      3,222,634
  Utilities .......................................................       675,754        627,912
  Real estate taxes ...............................................       284,572        251,695
  Repairs and maintenance .........................................       469,533        236,945
  Salaries ........................................................       207,628        149,061
  Administrative ..................................................       166,220        133,487
  Management fees .................................................       159,302        101,347
  Professional fees ...............................................       439,792         53,809
  Cafeteria costs .................................................        68,315         48,588
  Property insurance ..............................................        88,252         46,394
  Security ........................................................       121,966         33,000
  Depreciation and amortization ...................................     1,764,393      1,686,736
                                                                      -----------    -----------
    Total expenses ................................................     8,988,236      6,591,608
                                                                      -----------    -----------

Loss before cumulative effect of change in accounting principle ...    (3,174,258)    (3,124,904)

Cumulative effect of change in accounting principle ...............            --        (98,603)
                                                                      -----------    -----------

Net loss ..........................................................   $(3,174,258)   $(3,223,507)
                                                                      ===========    ===========


               See accompanying notes to the financial statements.

                           WAYLAND BUSINESS CENTER LLC

                         STATEMENTS OF MEMBERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                    CGV
                                                  WAYLAND           FREAM
                                                    LLC           NO. 5 LLC           TOTAL
                                               -------------    -------------    -------------

Members' capital at December 31, 1998 ......   $   1,419,456    $   7,885,864    $   9,305,320
Net loss for year ..........................        (491,585)      (2,731,922)      (3,223,507)
                                               -------------    -------------    -------------

Members' capital at December 31, 1999 ......         927,871        5,153,942        6,081,813
Member contributions .......................         456,938        2,538,554        2,995,492
Net loss for year ..........................        (484,209)      (2,690,049)      (3,174,258)
                                               -------------    -------------    -------------

 Members' capital at December 31, 2000 .....   $     900,600    $   5,002,447    $   5,903,047
                                               =============    =============    =============





               See accompanying notes to the financial statements.

                           WAYLAND BUSINESS CENTER LLC

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                     2000            1999
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................   $ (3,174,258)   $ (3,223,507)
Adjustments to reconcile excess of expenses over revenues
   to net cash used in operating activities:
      Depreciation and amortization ..........................      1,764,393       1,785,339
      Amortization of fees paid to lender ....................        240,000              --
      Straight-line rent .....................................       (483,570)     (1,371,745)
      Loss from sale of treatment plant ......................             --       1,314,855
      Changes in assets and liabilities:
        Accounts receivable ..................................        (57,117)         (4,000)
        Advances to affiliates ...............................         19,308          (4,830)
        Prepaid expenses .....................................        (29,846)        (29,782)
        Mortgage escrows .....................................         30,118        (198,149)
        Accounts payable .....................................        494,431         297,388
        Accounts payable to affiliates .......................        (82,462)         14,145
        Prepaid rent .........................................             --         395,833
        Accrued interest .....................................         28,213              --
        Contract retainage ...................................         (5,665)             --
                                                                 ------------    ------------
      Total adjustments ......................................      1,917,803       2,199,054
                                                                 ------------    ------------
      Net cash used in operating activities ..................     (1,256,455)     (1,024,453)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to real estate investments ...................     (2,772,172)    (12,074,181)
      Additions to furniture and fixtures ....................         (2,111)             --
      Redemption of treatment plant bond .....................             --          90,000
      Proceeds from sale of treatment plant ..................             --         250,000
      Payment of leasing fees ................................     (1,166,368)             --
                                                                 ------------    ------------

      Net cash used in investing activities ..................     (3,940,651)    (11,734,181)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Mortgage loan advances .................................      3,058,650      15,106,783
      Mortgage loan payments .................................             --      (1,288,500)
      Member contributions ...................................      2,995,492              --
      Cost of financing ......................................       (449,080)         (6,219)
                                                                 ------------    ------------

      Net cash provided by financing activities ..............      5,605,062      13,812,064
                                                                 ------------    ------------

        Net increase in cash and cash equivalents ............        407,956       1,053,430

      Cash and cash equivalents, beginning of year ...........      1,083,099          29,669
                                                                 ------------    ------------

      Cash and cash equivalents, end of year .................   $  1,491,055    $  1,083,099
                                                                 ============    ============

      Cash paid for interest .................................   $  3,919,410    $    351,863
                                                                 ============    ============

NON-CASH INVESTING ACTIVITIES:
      Real estate investments:
        Amortization of organizational and financing costs ...   $         --    $     89,156
        Construction payables and retainage ..................         11,632           4,426
        Accrued mortgage interest ............................             --         445,776
                                                                 ------------    ------------
                                                                 $     11,632    $    539,358
                                                                 ============    ============

      Accrued mortgage interest ..............................   $    381,334    $    351,356
                                                                 ============    ============


               See accompanying notes to the financial statements.

                           WAYLAND BUSINESS CENTER LLC

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1 - BUSINESS FORMATION AND OPERATIONS

Wayland Business Center LLC ("Company"), a Delaware limited liability company, was formed on December 12, 1997 for the purpose of acquiring a 48.6 acre parcel of land and related structures at 430 Boston Post Road, Wayland, Massachusetts. The Company redeveloped the property and operates an office complex thereon, which is known as "Wayland Business Center" (the "Project"). The Project consists of six interconnected two-story buildings containing approximately 400,000 square feet in the aggregate. Redevelopment began in the spring of 1998, and the Project opened in March 1999.

The Project developer is Congress Group Ventures, Inc. ("Developer" or "CGV"), an affiliate of CGV Wayland LLC, one of the members of the Company. The Developer provides all services reasonably required by the Company in connection with the redevelopment, construction, marketing, management, leasing, and other activities of the Project. The Developer received a fee for its services, payable in monthly installments over the construction period.

On October 19, 1999, the Town of Wayland acquired, by eminent domain, a wastewater treatment plant and appurtenant easements located on the Project for $250,000. The Company recognized a loss of $1,314,855 in connection with this transaction.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared in conformity with generally accepted accounting principles.

Leasing costs

Costs incurred in obtaining tenant leases have been capitalized and are being amortized using the straight-line method over the life of the leases.

Financing fees

Fees incurred in obtaining financing have been capitalized and are being amortized using the straight-line method over the term of the related financing. Amortization of these costs was capitalized during the development phase.

Income Taxes

The Company has elected to be taxed as a partnership for income tax reporting purposes and, as such, no income tax expense or liability is presented as such amounts are the responsibility of the members and not the Company.

Real Estate Investments

Real estate investments are stated at cost. Depreciation of buildings and tenant improvements is computed on a straight-line basis over 39 years. Tenant improvements are depreciated using the straight-line method over the related non-cancelable lease terms.

Valuation of Real Estate

The Company measures impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets are less than the assets' carrying amount. Since inception, no impairment losses have been recorded.

                           WAYLAND BUSINESS CENTER LLC

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalization of Development Costs

The Company capitalized costs associated with acquiring and developing the Project, including direct construction costs, real estate taxes, interest expense related to the development, and overhead.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Rental Income and Deferred Rent Receivable

Rental income is reported on a straight-line basis over the non-cancelable lease term. Deferred rent receivable represents the difference between the rent earned using the straight-line method and rental payments due under the lease agreements.

Organizational Costs

Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized start-up costs incurred in connection with the formation of the Company. As permitted, prior year financial statements have not been restated. The cumulative effect of adopting SOP 98-5 was to increase the net loss by $98,603 in 1999.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 3 - MEMBERS, ALLOCATIONS OF PROFITS AND LOSSES, AND DISTRIBUTIONS

The members of the Company are CGV Wayland LLC and FREAM No. 5 LLC. CGV is the Manager of the Company. Allocations of profits and losses are made in accordance with the provisions of Section 704(b) of the Internal Revenue Code. Profits and losses are generally allocated 15.2542% to CGV Wayland LLC and 84.7458% to FREAM No. 5 LLC. The Company terminates under varying circumstances.

Distributions of cash are governed by the operating agreement.

Under provisions of the operating agreement, no member shall be obligated individually for any debt, obligation, or liability of the Company or any other member. Additionally, no member shall have any responsibility to restore negative capital account balances or to contribute to or in respect of the liabilities or obligations of the Company.

                           WAYLAND BUSINESS CENTER LLC

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




NOTE 4 - MORTGAGE DEBT

On June 19, 1998, the Company entered into a loan agreement with AMREIT I, Inc., a wholly-owned subsidiary of AMRESCO Capital Trust, for a $45,000,000 loan to pay indebtedness on the property and construction costs. In February 2000, the Company restructured certain terms of the first mortgage loan. The lender agreed to fund amounts up to the maximum loan amount during the remaining loan term, and the members agreed to fund any resulting cash flow shortfalls. Other terms and conditions of the loan remain unchanged. On May 19, 2000, the lender agreed to extend the maturity date of the loan to June 19, 2001.

The loan bears interest at 10.5% per annum and is non-recourse. The outstanding loan balance, including accrued interest, was $42,533,776 and $39,446,913 at December 31, 2000 and 1999, respectively.

Interest incurred for the years ended December 31, 2000 and 1999 under all debt agreements amounted to $4,302,509 and $3,677,361, respectively, of which $445,776 was capitalized to buildings in 1999.

The loan is secured by a first mortgage on the property.

The Company is currently in negotiations with several unaffiliated lenders to refinance the mortgage debt. The Company intends to execute a new loan agreement prior to maturity of the existing loan.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Developer was paid development fees of $350,000 and $48,000 during 2000 and 1999, respectively. The amounts were capitalized to buildings in 2000 and 1999.

On September 1, 1998, Congress Group Construction Corp. (CGCC), an affiliate of the Developer, became a partner of Beacon Skanska / Congress Group Construction Corp. II, a Joint Venture ("BS/CGCC II"). Effective September 8, 1998, BS/CGCC II became the general contractor on the Project. During 2000 and 1999, BS/CGCC II was paid $1,185,115 and $6,023,325 for construction costs incurred, including contract fees of $23,900 and $191,700, respectively. CGCC served as the general contractor during the construction of certain building and tenant improvements. Amounts paid to CGCC under this arrangement totaled $499,465 during 2000.

On October 23, 1998, the Company made a non-interest bearing advance of $50,000 to BS/CGCC II for working capital. The amount was refunded in total to the Company on November 3, 2000.

Management fees represent fees paid to CGV to manage the operations of the building.

Total amount of salaries expense for 2000 and 1999 represents reimbursements to CGV for maintenance personnel salaries and benefits. For the years ended December 31, 2000 and 1999, administrative expenses include $97,822 and $80,682, respectively, representing reimbursements to CGV for administrative personnel salaries and benefits.

The Company leases 6,440 square feet to Wayland Cafeteria LLC, an affiliate of the Developer. Rental income amounted to $18,515 and $4,830 for the years ended December 31, 2000 and 1999, respectively.

                           WAYLAND BUSINESS CENTER LLC

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 6 - OPERATING LEASES

The Company leases space to tenants under operating leases that expire at various dates through 2014. In addition to the minimum rentals, certain leases provide for the reimbursement of operating expenses and real estate taxes in excess of base amounts specified in the leases.

Minimum future base rents under the terms of the existing lease arrangements are as follows:

                      YEAR           AMOUNT
                  -------------  --------------

                    2001         $    8,792,937
                    2002              9,227,662
                    2003              9,258,595
                    2004             10,107,792
                    2005             10,139,985
                    Thereafter       83,864,726
                                 --------------
                                 $  131,391,697
                                 ==============

The Company derives a substantial portion of its revenues from Polaroid Corporation. In 1998, the Company entered into an operating lease agreement with Polaroid Corporation. On October 24, 2000, the original lease was amended to extend the lease term to March 31, 2014 and add 88,353 square feet to the original premises. Rental and operating expense recovery income from Polaroid Corporation totaled 91% and 100% of the aggregate totals for 2000 and 1999, respectively. Future minimum rents from Polaroid are 93% of the total at December 31, 2000.



NOTE 7 - CONTINGENCIES

On October 19, 2000, a former owner of the property brought two court declaratory judgment actions against the Company. The former owner sought an injunction from establishing a day care center on the property. On November 22, 2000, the Company answered, denying all liability, and asserted counterclaims for money damage. While the relief sought by the former owner is declaratory, it is also seeking recovery of its legal fees in connection with this suit. Coincident with this dispute, the operator of the day care center, a former tenant, filed a claim against the Company to recover costs incurred related to improvements it made to the property. Given the early stage of the case and the lack of meaningful discovery, the Company is not now in a position to assess the outcome of these cases.

                                 EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
 2.1                       Plan of Liquidation and Dissolution of the Registrant
                           dated as of March 29, 2000 and effective as of
                           September 26, 2000 (filed as Exhibit 2.1 to the
                           Registrant's Current Report on Form 8-K dated March
                           29, 2000 and filed with the Commission on March 30,
                           2000, which exhibit is incorporated herein by
                           reference).

 10.1                      First Amendment to Management Agreement dated as of
                           April 1, 2000, by and between AMRESCO Capital Trust and AMREIT Managers, L.P. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which exhibit is incorporated herein by reference).

 10.2                      First Amendment to Amended and Restated Interim
                           Warehouse and Security Agreement dated as of November
                           3, 2000 by and among Prudential Securities Credit
                           Corporation, LLC and AMRESCO Capital Trust, AMREIT I,
                           Inc., AMREIT II, Inc., ACT Equities, Inc. and ACT
                           Holdings, Inc. (filed as Exhibit 10.2 to the
                           Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which exhibit is incorporated herein by reference).

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

 99.4                      Charter for the Audit Committee of the Board of Trust
                           Managers of AMRESCO Capital Trust which was adopted by the Board of Trust Managers on May 20, 2000.