Form 10-Q
period 2001-03-31
AMRESCO CAPITAL TRUST
filed 2001-05-08
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                       10,039,974 shares of common stock,
                $.01 par value per share, as of April 30, 2001.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                                Page No.
                                                                                                                --------

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Net Assets in Liquidation -- March 31, 2001 and
        December 31, 2000....................................................................................      3

     Consolidated Statement of Changes in Net Assets in Liquidation --
        For the Three Months Ended March 31, 2001............................................................      4

     Consolidated Statement of Income (Going Concern Basis) --
        For the Three Months Ended March 31, 2000............................................................      5

     Consolidated Statement of Cash Flows in Liquidation -- For the Three Months Ended March 31, 2001........      6

     Consolidated Statement of Cash Flows (Going Concern Basis) --
        For the Three Months Ended March 31, 2000............................................................      7

     Notes to Consolidated Financial Statements..............................................................      8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      15


   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.................................................................      15

   SIGNATURE ................................................................................................      16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AMRESCO CAPITAL TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          March 31,
                                                                                             2001      December 31,
                                                                                         (unaudited)       2000
                                                                                         -----------   ------------

ASSETS
   Mortgage loans ...................................................................      $ 84,025      $ 88,401
   Commercial mortgage-backed securities - available for sale .......................          --          16,611
   Investment in unconsolidated subsidiary ..........................................           200         2,000
   Receivables and other assets .....................................................         2,315         2,346
   Cash and cash equivalents ........................................................         5,390         9,801
                                                                                           --------      --------
      TOTAL ASSETS ..................................................................        91,930       119,159
                                                                                           --------      --------

LIABILITIES:
  Accounts payable and other liabilities ............................................           325            82
  Amounts due to manager ............................................................         1,834         2,071
                                                                                           --------      --------
      TOTAL LIABILITIES .............................................................         2,159         2,153
                                                                                           --------      --------

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 4)

NET ASSETS IN LIQUIDATION (10,039,974 common shares issued and outstanding) .........      $ 89,771      $117,006
                                                                                           ========      ========



See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED, IN THOUSANDS)


REVENUES:
  Interest income on mortgage loans ............................................         $   2,432
  Income from commercial mortgage-backed securities ............................                96
  Interest income from short-term investments ..................................               349
                                                                                         ---------
    TOTAL REVENUES .............................................................             2,877
                                                                                         ---------

EXPENSES:
  Management fees ..............................................................               344
  General and administrative ...................................................               150
                                                                                         ---------
    TOTAL EXPENSES .............................................................               494
                                                                                         ---------

Gain (loss) on disposition of assets ...........................................              --

Changes in estimated net realizable value of certain assets ....................              --
                                                                                         ---------

INCREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES ................             2,383

Liquidating distributions to shareholders ......................................           (29,618)
                                                                                         ---------

DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD ........................           (27,235)

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD .................................           117,006
                                                                                         ---------

NET ASSETS IN LIQUIDATION, END OF PERIOD .......................................         $  89,771
                                                                                         =========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
             CONSOLIDATED STATEMENT OF INCOME (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)



REVENUES:
  Interest income on mortgage loans ......................................................         $  3,002
  Income from commercial mortgage-backed securities ......................................              851
  Operating income from real estate ......................................................            2,309
  Equity in losses of unconsolidated subsidiary, partnerships and other real estate
    venture ..............................................................................             (382)
  Interest income from short-term investments ............................................               60
                                                                                                   --------
    TOTAL REVENUES .......................................................................            5,840
                                                                                                   --------

EXPENSES:
  Interest expense .......................................................................            1,968
  Management fees ........................................................................              561
  General and administrative .............................................................              226
  Depreciation ...........................................................................              560
  Provision for loan losses ..............................................................            1,788
                                                                                                   --------
    TOTAL EXPENSES .......................................................................            5,103
                                                                                                   --------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS ......................................              737

   Loss on sale of commercial mortgage-backed security ...................................             (130)
   Gain associated with repayment of ADC loan arrangement ................................              637
                                                                                                   --------

INCOME BEFORE MINORITY INTERESTS .........................................................            1,244

   Minority interests ....................................................................                7
                                                                                                   --------

NET INCOME ...............................................................................         $  1,237
                                                                                                   ========


EARNINGS PER COMMON SHARE:
   Basic .................................................................................         $   0.12
                                                                                                   ========
   Diluted ...............................................................................         $   0.12
                                                                                                   ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .................................................................................           10,000
                                                                                                   ========
   Diluted ...............................................................................           10,025
                                                                                                   ========



See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
               CONSOLIDATED STATEMENT OF CASH FLOWS IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED, IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Increase in net assets in liquidation from operating activities ............................         $  2,383
   Adjustments to reconcile to net cash provided by operating activities:
      Increase in receivables and other assets ................................................              (28)
      Decrease in interest receivable related to commercial mortgage-backed securities ........              170
      Increase in accounts payable and other liabilities ......................................              243
      Decrease in amounts due to manager ......................................................             (237)
      Amortization of prepaid insurance .......................................................               59
                                                                                                        --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................            2,590
                                                                                                        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ..............................................................              (67)
   Principal collected on mortgage loans ......................................................            4,443
   Proceeds from sale of commercial mortgage-backed securities ................................           16,441
   Distributions from unconsolidated subsidiary ...............................................            1,800
                                                                                                        --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES ..........................................           22,617
                                                                                                        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Liquidating distributions paid to common shareholders ......................................          (29,618)
                                                                                                        --------
           NET CASH USED IN FINANCING ACTIVITIES ..............................................          (29,618)
                                                                                                        --------


NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................................           (4,411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................            9,801
                                                                                                        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................         $  5,390
                                                                                                        ========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                            (UNAUDITED, IN THOUSANDS)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................................         $  1,237
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...............................................................            1,788
      Depreciation ............................................................................              560
      Gain associated with repayment of ADC loan arrangement ..................................             (637)
      Loss on sale of commercial mortgage-backed security .....................................              130
      Amortization of prepaid assets ..........................................................               59
      Discount amortization on commercial mortgage-backed securities ..........................              (96)
      Amortization of compensatory stock options and unearned trust manager compensation ......               77
      Amortization of loan commitment fees ....................................................             (190)
      Decrease in receivables and other assets ................................................              714
      Decrease in interest receivable related to commercial mortgage-backed securities ........               23
      Decrease in accounts payable and other liabilities ......................................           (1,270)
      Decrease in minority interests ..........................................................              (26)
      Decrease in amounts due to affiliates ...................................................              (34)
      Equity in losses of unconsolidated subsidiary, partnerships and
            other real estate venture .........................................................              382
      Distributions from unconsolidated partnership ...........................................               14
                                                                                                        --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................            2,731
                                                                                                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ..............................................................           (2,340)
   Investments in ADC loan arrangements .......................................................             (531)
   Principal collected on mortgage loans ......................................................            1,427
   Principal and interest collected on ADC loan arrangement ...................................            5,023
   Proceeds from sale of commercial mortgage-backed security ..................................            3,784
   Investments in real estate .................................................................             (341)
   Investments in unconsolidated subsidiary ...................................................              (82)
   Distributions from unconsolidated subsidiary and partnerships ..............................            3,500
                                                                                                        --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES ..........................................           10,440
                                                                                                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings under repurchase agreement .........................................              (58)
   Repayment of borrowings under line of credit ...............................................           (8,741)
   Dividends paid to common shareholders ......................................................           (4,407)
                                                                                                        --------
           NET CASH USED IN FINANCING ACTIVITIES ..............................................          (13,206)
                                                                                                        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................................              (35)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................            4,604
                                                                                                        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................         $  4,569
                                                                                                        ========

SUPPLEMENTAL INFORMATION:
   Interest paid ..............................................................................         $  1,753
                                                                                                        ========
   Minority interest distribution associated with ADC loan arrangement ........................         $    200
                                                                                                        ========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



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

Pursuant to the terms of a Management Agreement dated as of May 12, 1998, as amended, and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. ("AMRESCO") (together with its affiliated entities, the "AMRESCO Group"). For its services, the Manager is entitled to receive a base management fee equal to 1% per annum of the Company's Average Invested Non-Investment Grade Assets, as defined, and 0.5% per annum of the Company's Average Invested Investment Grade Assets, as defined. In addition to the base management fee, the Manager is entitled to receive reimbursements for its quarterly operating deficits, if any. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. The base management fee and operating deficit reimbursements, if any, are payable quarterly in arrears.

During the three months ended March 31, 2001, base management fees charged to the Company totaled $257,000. During this same period, operating deficit reimbursements totaled $211,000, of which $124,000 was attributable to termination benefits which were paid to departing employees of the Manager on March 31, 2001. An amount equal to these termination benefits, and those expected to be payable to the remaining employees of the Manager, was included in amounts due to manager at December 31, 2000. At March 31, 2001, base management fees and operating deficit reimbursements due to the Manager totaled $468,000. Termination benefits expected to be borne by the Company through future operating deficit reimbursements totaled $1,366,000 at March 31, 2001.


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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Under liquidation basis accounting, the Company's investment in AMREIT II, Inc., a taxable subsidiary, is carried at its estimated net realizable value. The Company accounts for its investment in AMREIT II, Inc. using the cost method of accounting and thus reports income only when cash is received. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the interim financial statements. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. Significant estimates include the valuations of the Company's mortgage loan investments. Actual results may differ from those estimates.


3.       MORTGAGE LOANS

As of March 31, 2001, the Company's mortgage loan investments are summarized as follows (dollars in thousands):

                                                                                              Estimated
                                                                                                 Net      Interest   Interest
 Date of Initial      Scheduled                                    Commitment     Amount     Realizable     Pay        Accrual
   Investment          Maturity         Location    Property Type    Amount    Outstanding      Value       Rate        Rate
----------------   --------------   --------------- -------------  ----------  -----------   ----------   --------   ---------

May 12, 1998       March 31, 2002    Richardson, TX   Office       $ 14,700      $ 14,700      $ 14,700     10.0%      12.0%
June 1, 1998       June 1, 2001      Houston, TX      Office         11,800        11,800        11,800     12.0%      12.0%
June 22, 1998      June 19, 2001     Wayland, MA      Office         45,000        42,219        42,219     10.5%      10.5%
May 18, 1999       May 19, 2001      Irvine, CA       Office         15,557        15,306        15,306     10.0%      12.0%
                                                                   --------      --------      --------

Total mortgage loans                                               $ 87,057      $ 84,025      $ 84,025
                                                                   ========      ========      ========

As of March 31, 2001, the Company had outstanding commitments to fund approximately $3,032,000 under four loans. The Company is obligated to fund these commitments to the extent that the borrowers are not in violation of any of the conditions established in the loan agreements. Conversely, a portion of the commitments may expire without being drawn upon and therefore the total commitment amounts do not necessarily represent future cash requirements.

A summary of mortgage loan activity for the three months ended March 31, 2001 is as follows (in thousands):

                      Balance, beginning of period...............       $ 88,401
                      Investments in loans.......................             67
                      Collections of principal...................         (4,443)
                                                                        --------

                      Balance, end of period.....................       $ 84,025
                                                                        ========

4.       ASSET DISPOSITIONS

On January 18, 2001, the Company sold its remaining CMBS holdings to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16,555,000. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, are included in accounts payable and other liabilities at March 31, 2001.

On February 1, 2001, one of the Company's loan investments was fully repaid. At the date of repayment, the amount outstanding under this loan totaled $4,443,000.

On March 5, 2001, a partnership controlled by the Company's unconsolidated taxable subsidiary sold a mixed-use property at a gross sales price of $18,250,000. Prior to its sale, the property was encumbered by a $17,000,000 first lien mortgage which had been provided by an unaffiliated third party. In connection with the sale, the non-recourse mortgage was fully extinguished. On March 6, 2001, the Company received $1,800,000 from the partnership. At March 31, 2001, the estimated net realizable value of the Company's remaining investment in its taxable subsidiary totaled $200,000.


5.        LIQUIDATING DISTRIBUTIONS

During the three months ended March 31, 2001, the Company made two liquidating distributions totaling $29,618,000 (or $2.95 per share).

On January 17, 2001, the Company made its third liquidating distribution pursuant to the Plan of Liquidation and Dissolution. The distribution, totaling $3,514,000 (or $0.35 per share), was declared on December 21, 2000 and was payable to shareholders of record on December 31, 2000. For tax purposes, this distribution was deemed to have been paid by the Company on December 31, 2000. Similarly, this distribution was deemed (for tax purposes) to have been received by the Company's shareholders on December 31, 2000.

On March 30, 2001, the Company made its fourth liquidating distribution pursuant to the Plan of Liquidation and Dissolution. This distribution, totaling $26,104,000 (or $2.60 per share), was declared on March 8, 2001 and was payable to shareholders of record on March 19, 2001.


6.       SEGMENT INFORMATION

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

The Company commenced operations on May 12, 1998 concurrent with the completion of its initial public offering of 9,000,000 common shares and private placement of 1,000,011 common shares with AMREIT Holdings, Inc., a wholly-owned subsidiary of AMRESCO, INC. From the Company's inception of operations through July 5, 2000, AMRESCO, INC. and AMREIT Holdings, Inc. collectively owned 1,500,111 shares, or approximately 15%, of its outstanding common stock. On July 5, 2000, all of these common shares were sold to affiliates of Farallon Capital Management, L.L.C. Historically, the Company's investment activities were focused in three primary areas: loan investments, CMBS and equity investments in real estate.

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS holdings and its equity investments in real estate. As of March 31, 2001, all of the Company's non-core assets had been sold.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000. As a result, the Company adopted liquidation basis accounting on September 26, 2000. Under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. Additionally, under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Statements of income, earnings per share data and an amount representing total comprehensive income are not presented. Furthermore, no discussion of the changes in operating results between the current fiscal quarter and the corresponding period of the preceding fiscal year is provided in this Form 10-Q. As noted above, the Company's operating results for the three months ended March 31, 2001 are presented under the liquidation basis of accounting. For the three months ended March 31, 2000, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting.

At the date of this report, the Company's investment portfolio is comprised of four mortgage loans and a residual interest in its unconsolidated taxable subsidiary. A majority of the loans are expected to be fully repaid at or near their scheduled maturities (including extension options) in accordance with the terms of the underlying loan agreements. The residual interest in the subsidiary is expected to be fully realized on or about July 31, 2001. The Board of Trust Managers intends to distribute the Company's remaining assets to its shareholders as, and when, additional loans are repaid and/or sold, provided that the Trust Managers believe that adequate reserves are available for the payment of the Company's liabilities, expenses and unfunded loan commitments. Given the short duration and quality of the Company's remaining loans, the Company believes that the liquidation process will be completed within 18 to 24 months from the date that shareholders approved the liquidation, although there can be no assurances that this timetable will be met or that the anticipated proceeds from the liquidation will be achieved.


CHANGES IN NET ASSETS IN LIQUIDATION

The following discussion of changes in net assets in liquidation should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements".

Under the liquidation basis of accounting, net assets in liquidation decreased by $27,235,000 during the three months ended March 31, 2001. During this period, revenues, expenses and liquidating distributions paid to common shareholders totaled $2,877,000, $494,000 and $29,618,000, respectively.

The Company's sources of revenue for the three months ended March 31, 2001 were as follows:

o $2,432,000 from five mortgage loan investments, one of which was fully repaid on February 1, 2001.

o $96,000 from investments in CMBS (the Company's remaining CMBS holdings were sold on January 18, 2001 at their then current carrying value).

o    $349,000 of interest income from short-term investments.

During the three months ended March 31, 2001, the Company's expenses were comprised of the following:

o $344,000 of management fees incurred pursuant to the terms of the amended Management Agreement. During the three months ended March 31, 2001, base management fees charged to the Company totaled $257,000. During this same period, operating deficit reimbursements totaled $211,000, of which $124,000 was attributable to termination benefits which were paid to departing employees of the Manager on March 31, 2001. An amount equal to these termination benefits, and those expected to be payable to the remaining employees of the Manager, was included in amounts due to manager at December 31, 2000.

o $150,000 of general and administrative costs, including $13,000 for professional services, $59,000 for directors and officers' insurance, $15,000 of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $40,000 of fees paid to the Company's other trust managers for their services to the Company, and $23,000 of other miscellaneous expenses.

As described above, shareholders approved the liquidation and dissolution of the Company on September 26, 2000. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. During the three months ended March 31, 2001, the Company made two liquidating distributions totaling $29,618,000 (or $2.95 per share). Liquidating distributions of $3,514,000 (or $0.35 per share) and $26,104,000 (or $2.60 per share) were paid to the Company's shareholders on January 17, 2001 and March 30, 2001, respectively. The timing and amount of future liquidating distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of asset dispositions, reserve requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions in a manner which will allow it to continue to qualify as a REIT under the Code throughout the liquidation period. Tax basis income differs from the operating results reported for financial reporting purposes under the liquidation basis of accounting due to differences in methods of accounting for revenues, expenses, gains and losses. As a result of these accounting differences, the increase/decrease in net assets in liquidation from operating activities is not necessarily indicative of the distributions which must be made by the Company in order for it to continue to qualify as a REIT under the Code.


REMAINING ASSETS

As of March 31, 2001, the Company's mortgage loan investments are summarized as follows (dollars in thousands):

                                                                                             Estimated
   Date of                                                                                      Net      Interest   Interest
   Initial    Scheduled                                Collateral   Commitment     Amount    Realizable    Pay       Accrual
 Investment    Maturity     Location    Property Type   Position      Amount    Outstanding    Value       Rate       Rate
 ----------    --------     --------    -------------  ----------   ----------  -----------  ----------  --------   --------

   05/12/98   03/31/02   Richardson, TX    Office      Second Lien   $ 14,700     $ 14,700    $ 14,700     10.0%      12.0%
   06/01/98   06/01/01   Houston, TX       Office      First Lien      11,800       11,800      11,800     12.0%      12.0%
   06/22/98   06/19/01   Wayland, MA       Office      First Lien      45,000       42,219      42,219     10.5%      10.5%
   05/18/99   05/19/01   Irvine, CA        Office      First Lien      15,557       15,306      15,306     10.0%      12.0%
                                                                     --------     --------    --------

        Total mortgage loan investments                              $ 87,057     $ 84,025    $ 84,025
                                                                     ========     ========    ========

As set forth above, the Company has commitments to fund $87.057 million (under four loans), of which $84.025 million was outstanding at March 31, 2001. The Company is obligated to fund the outstanding commitments of $3.032 million to the extent the borrowers are not in violation of any of the conditions established in the loan agreements. Conversely, a portion of the commitments may expire without being drawn upon and therefore the unfunded commitments do not necessarily represent future cash requirements. Based upon the amounts outstanding under these facilities, the Company's portfolio of commercial mortgage loans had a weighted average interest pay rate of 10.5% and a weighted average interest accrual rate of 11.2% as of March 31, 2001. One investment, the Company's $14.7 million Richardson office loan, provides the Company with the opportunity for profit participation above the contractual accrual rate.

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

                                                              Amount
                                                          Outstanding at
                       Scheduled           Commitment       March 31,              Extension Option
                        Maturity             Amount            2001              Available to Borrower
                       ---------           ----------     --------------         ---------------------

                    May 19, 2001            $ 15,557          $ 15,306           One 6-Month Option

                    March 31, 2002            14,700            14,700            One 1-Year Option
                                            --------          --------

                                            $ 30,257          $ 30,006
                                            ========          ========

At March 31, 2001, the Company's commercial mortgage loan commitments (all of which are secured by office properties) were geographically dispersed as follows (dollars in thousands):

                                                                                           Percentage
                                                                                            of Total
                                                                          Estimated         Estimated
                                      Committed        Loan Amount      Net Realizable    Net Realizable
                                        Amount         Outstanding          Value             Value
                                      ---------        -----------      --------------    --------------

                Massachusetts        $ 45,000           $ 42,219          $ 42,219            50%
                Texas                  26,500             26,500            26,500            32
                California             15,557             15,306            15,306            18
                                     --------           --------          --------           ---

                                     $ 87,057           $ 84,025          $ 84,025           100%
                                     ========           ========          ========           ===

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

At March 31, 2001, the estimated net realizable value of the Company's remaining investment in its unconsolidated taxable subsidiary totaled $200,000. In March 2001, a partnership controlled by the subsidiary sold a mixed-use property to an unaffiliated buyer; in connection with this sale, the partnership received a $100,000 promissory note. The amount of the note, which is due on July 31, 2001, is included in management's estimate of the value that is expected to be derived from the subsidiary in connection with the wrap-up of its activities (including the wind-up of the partnership's affairs).

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements."

The Company's principal demands for liquidity are cash for operations, including funds which are required to satisfy its obligations under existing loan commitments, management fees, general and administrative expenses and distributions to its shareholders (in amounts that are sufficient to allow it to continue to qualify as a REIT). Distributions in excess of the amounts required to maintain the Company's REIT qualification will be funded with the proceeds from loan repayments and/or sales. The Company's principal sources of liquidity are its cash reserves, pay rate interest income from its mortgage loans and proceeds from loan repayments and/or sales. The Company believes that its cash flow from operations and the proceeds from loan repayments and/or sales will be sufficient to meet the Company's currently expected liquidity and capital requirements.

The Company's $35 million line of credit matured on April 30, 2001. No amounts were borrowed under the credit facility during the four months ended April 30, 2001.


REIT STATUS

Management expects the Company to continue to qualify as a REIT for federal income tax purposes throughout the period during which the Company's assets are being liquidated. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders, although AMREIT II, Inc., its "taxable REIT subsidiary", may be subject to tax at the corporate level. Qualification for treatment as a REIT requires the Company to meet specified criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed. Given the changes in the nature of the Company's assets and in the Company's sources of income that could result from dispositions of assets in the liquidation process and the need to retain assets to meet liabilities, there can be no assurance that the Company will continue to meet the REIT qualification tests. If the Company ceases to qualify as a REIT for any taxable year, it would not be entitled to deduct distributions paid to shareholders from its taxable income. In this case, the Company would be liable for federal income taxes with respect to its gains from sales of assets and the Company's income from operations for that year and for subsequent taxable years.


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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to four financial instruments which are subject to market risk. These instruments include three senior loans and one mezzanine investment. The Company's four mortgage loans involve, to varying degrees, elements of interest rate risk. Additionally, these financial instruments are subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to its manager which, due to their short-term nature, are not subject to market risk. For a discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The market risk exposures described therein have not materially changed since December 31, 2000; accordingly, no additional discussion or analysis is provided in this Form 10-Q.



                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Exhibit Index

                  None

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed with respect to events occurring during the quarterly period for which this report is filed:

                  (i) Form 8-K dated January 18, 2001 and filed with the Commission on January 19, 2001, reporting the announcement that AMRESCO Capital Trust had completed the sale of its remaining commercial mortgage-backed securities, under Item 5 of such form.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO CAPITAL TRUST
                                   Registrant


Date:  May 7, 2001                 By: /s/Thomas R. Lewis II
                                       ----------------------------------------
                                   Thomas R. Lewis II
                                   Senior Vice President, Chief Financial and
                                   Accounting Officer, Controller & Secretary
                                   (Principal Financial and Accounting Officer)