Form 10-Q
period 2001-06-30
AMRESCO CAPITAL TRUST
filed 2001-08-31
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

        10,039,974 shares of common stock, $.01 par value per share, as of July 31, 2001.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Net Assets in Liquidation - June 30, 2001 and
        December 31, 2000............................................................................    3

     Consolidated Statements of Changes in Net Assets in Liquidation -
        For the Three and Six Months Ended June 30, 2001.............................................    4

     Consolidated Statements of Income (Going Concern Basis) -
        For the Three and Six Months Ended June 30, 2000.............................................    5

     Consolidated Statement of Cash Flows in Liquidation - For the Six Months Ended June 30, 2001....    6

     Consolidated Statement of Cash Flows (Going Concern Basis) -
        For the Six Months Ended June 30, 2000.......................................................    7

     Notes to Consolidated Financial Statements......................................................    8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................    16


   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.........................................................    16

   SIGNATURE ........................................................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AMRESCO CAPITAL TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    June 30,
                                                                                      2001        December 31,
                                                                                   (unaudited)        2000
                                                                                   ------------   ------------
ASSETS
   Mortgage loans ..............................................................   $     11,563   $     88,401
   Commercial mortgage-backed securities - available for sale ..................             --         16,611
   Investment in unconsolidated subsidiary .....................................            150          2,000
   Receivables and other assets ................................................            316          2,346
   Cash and cash equivalents ...................................................         76,829          9,801
                                                                                   ------------   ------------

      TOTAL ASSETS .............................................................         88,858        119,159
                                                                                   ------------   ------------

LIABILITIES
  Accounts payable and other liabilities .......................................            122             82
  Amounts due to manager .......................................................          1,682          2,071
                                                                                   ------------   ------------

      TOTAL LIABILITIES ........................................................          1,804          2,153
                                                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS IN LIQUIDATION (10,039,974 common shares issued and outstanding) ....   $     87,054   $    117,006
                                                                                   ============   ============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                            (UNAUDITED, IN THOUSANDS)



                                                                     Three Months    Six Months
                                                                         Ended         Ended
                                                                     June 30, 2001  June 30, 2001
                                                                     -------------  -------------
REVENUES:
  Interest income on mortgage loans ................................   $    1,839    $    4,271
  Income from commercial mortgage-backed securities ................           --            96
  Interest income from short-term investments ......................          143           492
                                                                       ----------    ----------
    TOTAL REVENUES .................................................        1,982         4,859
                                                                       ----------    ----------

EXPENSES:
  Management fees ..................................................          316           660
  General and administrative .......................................          173           323
                                                                       ----------    ----------
    TOTAL EXPENSES .................................................          489           983
                                                                       ----------    ----------

Loss on disposition of mortgage loan ...............................         (500)         (500)

Changes in estimated net realizable value of certain assets ........       (3,710)       (3,710)
                                                                       ----------    ----------

DECREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES ....       (2,717)         (334)

Liquidating distributions to shareholders ..........................           --       (29,618)
                                                                       ----------    ----------

DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD ............       (2,717)      (29,952)

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD .....................       89,771       117,006
                                                                       ----------    ----------

NET ASSETS IN LIQUIDATION, END OF PERIOD ...........................   $   87,054    $   87,054
                                                                       ==========    ==========



See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
             CONSOLIDATED STATEMENTS OF INCOME (GOING CONCERN BASIS)
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months      Six Months
                                                                       Ended            Ended
                                                                   June 30, 2000    June 30, 2000
                                                                   -------------    -------------
REVENUES:
  Interest income on mortgage loans ............................   $       3,005    $       6,007
  Income from commercial mortgage-backed securities ............             848            1,699
  Operating income from real estate ............................           2,049            4,358
  Equity in losses of unconsolidated subsidiary, partnerships
     and other real estate venture .............................            (481)            (863)
  Interest income from short-term investments ..................              79              139
                                                                   -------------    -------------
    TOTAL REVENUES .............................................           5,500           11,340
                                                                   -------------    -------------

EXPENSES:
  Interest expense .............................................           1,705            3,673
  Management fees ..............................................             176              737
  General and administrative ...................................             616              842
  Depreciation .................................................             415              975
  Provision for loan losses ....................................              --            1,788
                                                                   -------------    -------------
    TOTAL EXPENSES .............................................           2,912            8,015
                                                                   -------------    -------------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS ............           2,588            3,325

   Loss on sale of commercial mortgage-backed security .........              --             (130)
   Gain associated with repayment of ADC loan arrangement ......              --              637
   Gain on sale of real estate .................................           1,485            1,485
   Gain on sale of unconsolidated partnership investments ......             674              674
                                                                   -------------    -------------

INCOME BEFORE MINORITY INTERESTS ...............................           4,747            5,991

   Minority interests ..........................................              45               52
                                                                   -------------    -------------

NET INCOME .....................................................   $       4,702    $       5,939
                                                                   =============    =============


EARNINGS PER COMMON SHARE:
   Basic .......................................................   $        0.47    $        0.59
                                                                   =============    =============
   Diluted .....................................................   $        0.47    $        0.59
                                                                   =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .......................................................          10,000           10,000
                                                                   =============    =============
   Diluted .....................................................          10,026           10,023
                                                                   =============    =============

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
               CONSOLIDATED STATEMENT OF CASH FLOWS IN LIQUIDATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                            (UNAUDITED, IN THOUSANDS)




CASH FLOWS FROM OPERATING ACTIVITIES:
   Decrease in net assets in liquidation from operating activities .......................   $   (334)
   Adjustments to reconcile to net cash provided by operating activities:
      Loss on disposition of mortgage loan ...............................................        500
      Changes in estimated net realizable value of certain assets ........................      3,710
      Decrease in receivables and other assets ...........................................      1,240
      Decrease in interest receivable related to commercial mortgage-backed securities ...        170
      Increase in accounts payable and other liabilities .................................         40
      Decrease in amounts due to manager .................................................       (389)
      Amortization of prepaid insurance ..................................................        117
                                                                                             --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................      5,054
                                                                                             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans .........................................................       (730)
   Principal collected on mortgage loans .................................................     73,931
   Proceeds from sale of commercial mortgage-backed securities ...........................     16,441
   Distributions from unconsolidated subsidiary ..........................................      1,950
                                                                                             --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES .....................................     91,592
                                                                                             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Liquidating distributions paid to common shareholders .................................    (29,618)
                                                                                             --------
           NET CASH USED IN FINANCING ACTIVITIES .........................................    (29,618)
                                                                                             --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................     67,028

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................      9,801
                                                                                             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................   $ 76,829
                                                                                             ========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                            (UNAUDITED, IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................................   $  5,939
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ..............................................................      1,788
      Depreciation ...........................................................................        975
      Gain associated with repayment of ADC loan arrangement .................................       (637)
      Loss on sale of commercial mortgage-backed security ....................................        130
      Gain on sale of unconsolidated partnership investments .................................       (674)
      Gain on sale of real estate ............................................................     (1,485)
      Amortization of prepaid assets .........................................................        117
      Discount amortization on commercial mortgage-backed securities .........................       (196)
      Amortization of compensatory stock options and unearned trust manager compensation .....       (254)
      Amortization of loan commitment and extension fees .....................................       (375)
      Receipt of loan extension fees .........................................................        450
      Increase in receivables and other assets ...............................................       (282)
      Increase in interest receivable related to commercial mortgage-backed securities .......        (57)
      Decrease in accounts payable and other liabilities .....................................     (1,079)
      Decrease in minority interests .........................................................        (26)
      Decrease in amounts due to manager .....................................................        (81)
      Equity in losses of unconsolidated subsidiary, partnerships and
            other real estate venture ........................................................        863
      Distributions from unconsolidated partnership ..........................................         23
                                                                                                 --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES .........................................      5,139
                                                                                                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans .............................................................     (5,138)
   Investments in ADC loan arrangements ......................................................       (638)
   Principal collected on mortgage loans .....................................................      3,646
   Principal and interest collected on ADC loan arrangement ..................................      5,279
   Proceeds from sale of real estate, net of cash on hand ....................................     17,938
   Proceeds from sale of unconsolidated partnership investments ..............................      2,126
   Proceeds from sale of commercial mortgage-backed security .................................      3,784
   Investments in real estate ................................................................       (350)
   Investments in unconsolidated subsidiary ..................................................       (282)
   Distributions from unconsolidated subsidiary and partnerships .............................      3,493
                                                                                                 --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES .........................................     29,858
                                                                                                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings under repurchase agreement ........................................     (9,856)
   Repayment of borrowings under line of credit ..............................................    (18,041)
   Dividends paid to common shareholders .....................................................     (7,812)
                                                                                                 --------
           NET CASH USED IN FINANCING ACTIVITIES .............................................    (35,709)
                                                                                                 --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................       (712)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................      4,604
                                                                                                 --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................   $  3,892
                                                                                                 ========

SUPPLEMENTAL INFORMATION:
   Interest paid .............................................................................   $  3,520
                                                                                                 ========
   Minority interest distribution associated with ADC loan arrangement .......................   $    200
                                                                                                 ========
   Debt and other liabilities assumed by buyer in connection with sale of real estate ........   $ 35,156
                                                                                                 ========
   Receivables and other assets transferred to buyer in connection with sale of real estate ..   $  1,380
                                                                                                 ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

During the three and six months ended June 30, 2001, base management fees charged to the Company totaled $195,000 and $452,000, respectively. During these same periods, operating deficit reimbursements totaled $871,000 and $1,082,000, respectively, of which $760,000 and $884,000 were attributable to termination benefits which were paid to departing employees of the Manager during the three and six months ended June 30, 2001. Amounts approximating these termination benefits ($750,000 and $874,000, respectively), and those expected to be payable to the remaining employees of the Manager, were included in amounts due to manager at December 31, 2000. At June 30, 2001, base management fees and operating deficit reimbursements due to the Manager totaled $1,066,000; this amount was paid to the Manager on July 25, 2001. Termination benefits expected to be borne by the Company through future operating deficit reimbursements totaled $616,000 at June 30, 2001.


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period. The valuation of the Company's remaining mortgage loan is a significant estimate. Actual results may differ from this estimate.


3.       MORTGAGE LOANS

As of June 30, 2001, the Company held one mortgage loan investment. The loan, which is fully funded, has an outstanding principal balance of $14,700,000 and an estimated net realizable value of $11,563,000. The loan provides for interest at a pay rate of 10% per annum and an accrual rate of 12% per annum. The loan is scheduled to mature on March 31, 2002; however, the borrower has an option to extend the maturity date to March 31, 2003 provided that it is not in violation of any of the conditions established in the loan agreement. On June 30, 2001, the Company reduced the carrying value of this loan and the related accrual rate interest receivable by $3,137,000 and $673,000, respectively.

A summary of mortgage loan activity for the six months ended June 30, 2001 is as follows (in thousands):




                    Balance, beginning of period........................   $ 88,401
                    Investments in loans................................        730
                    Collections of principal............................    (73,931)
                    Loss on disposition of loan.........................       (500)
                    Change in estimated net realizable value of
                          remaining loan................................     (3,137)
                                                                           --------

                    Balance, end of period..............................   $ 11,563
                                                                           ========

4.       ASSET DISPOSITIONS

On January 18, 2001, the Company sold its remaining CMBS holdings to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16,555,000. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, are included in accounts payable and other liabilities at June 30, 2001.

During the six months ended June 30, 2001, the following loans were liquidated (dollars in thousands):

                                                                    At Disposition Date
                                                               ------------------------------
                            Disposition                           Amount          Amount
                                Date            Location        Outstanding       Repaid
                          ---------------- ------------------- -------------  ---------------
                              02/01/01     Lexington, MA           $ 4,443         $ 4,443
                              06/01/01     Houston, TX              11,800          11,800
                              06/22/01     Irvine, CA               15,306          15,306
                              06/26/01     Wayland, MA              42,882          42,382
                                                               -------------  ---------------

                                                                  $ 74,431        $ 73,931
                                                               =============  ===============

On March 5, 2001, a partnership controlled by AMREIT II, Inc. (the Company's unconsolidated taxable subsidiary) sold a mixed-use property at a gross sales price of $18,250,000. Prior to its sale, the property was encumbered by a $17,000,000 first lien mortgage which had been provided by an unaffiliated third party. In connection with the sale, the non-recourse mortgage was fully extinguished. On March 6, 2001, the Company received $1,800,000 from the partnership. On June 6, 2001, the Company received an additional $150,000 from the partnership. On June 30, 2001, the Company increased the carrying value of its investment in AMREIT II, Inc. by $100,000. At June 30, 2001, the estimated net realizable value of the Company's remaining investment in its taxable subsidiary totaled $150,000.


5.        LIQUIDATING DISTRIBUTIONS

During the six months ended June 30, 2001, the Company made two liquidating distributions totaling $29,618,000 (or $2.95 per share).

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

6.       SEGMENT INFORMATION

The Company, as an investor in real estate related assets, operates in only one reportable segment. Historically, the Company made asset allocation decisions within this segment based upon its diversification strategies and changes in market conditions. The Company does not have, nor does it rely upon, any major customers. All of the Company's revenues were derived from U.S. operations.

7.       SUBSEQUENT EVENT

On July 19, 2001, the Company declared its fifth liquidating distribution pursuant to the Plan of Liquidation and Dissolution. The distribution, totaling $70,280,000 (or $7.00 per share), was paid on August 9, 2001 to shareholders of record on July 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AMRESCO Capital Trust (the "Company") is a real estate investment trust ("REIT") which was formed in early 1998 to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities ("CMBS"), commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. Subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. On July 2, 2001, AMRESCO, INC. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Manager was not included in this bankruptcy filing.

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

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS holdings and its equity investments in real estate. As of March 5, 2001, all of the Company's non-core assets had been sold.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000. As a result, the Company adopted liquidation basis accounting on September 26, 2000. Under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. Additionally, under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Statements of income, earnings per share data and an amount representing total comprehensive income are not presented. Furthermore, no discussion of the changes in operating results between the current fiscal quarter and year-to-date period and the corresponding periods of the preceding fiscal year is provided in this Form 10-Q. As noted above, the Company's operating results for the three and six months ended June 30, 2001 are presented under the liquidation basis of accounting. For the three and six months ended June 30, 2000, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting.

CHANGES IN NET ASSETS IN LIQUIDATION

The following discussion of changes in net assets in liquidation should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements".

Under the liquidation basis of accounting, net assets in liquidation decreased by $2,717,000 and $29,952,000 during the three and six months ended June 30, 2001, respectively.

The Company's sources of revenue for the three and six months ended June 30, 2001, totaling $1,982,000 and $4,859,000, respectively, were as follows:

o $1,839,000 and $4,271,000, respectively, from five mortgage loan investments, four of which were liquidated. As of June 30, 2001, the Company held one mortgage loan investment.

o $0 and $96,000, respectively, from investments in CMBS (the Company's remaining CMBS holdings were sold on January 18, 2001 at their then current carrying value).

o $143,000 and 492,000, respectively, of interest income from short-term investments.

During the three and six months ended June 30, 2001, the Company's expenses were comprised of the following:

o $316,000 and $660,000, respectively, of management fees incurred pursuant to the terms of the amended Management Agreement. During the three and six months ended June 30, 2001, base management fees charged to the Company totaled $195,000 and $452,000, respectively. During these same periods, operating deficit reimbursements totaled $871,000 and $1,082,000, respectively, of which $760,000 and $884,000 were attributable to termination benefits which were paid to departing employees of the Manager during the three and six months ended June 30, 2001. Amounts approximating these termination benefits ($750,000 and $874,000, respectively), and those expected to be payable to the remaining employees of the Manager, were included in amounts due to manager at December 31, 2000.

o $173,000 and $323,000, respectively, of general and administrative costs, including $67,000 and $80,000 for professional services, $58,000 and $117,000, respectively, for directors and officers' insurance, $15,000 and $30,000, respectively, of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $25,000 and $65,000, respectively, of fees paid to the Company's other trust managers for their services to the Company, and $8,000 and $31,000, respectively, of other miscellaneous expenses.

During the three months ended June 30, 2001, the Company realized a loss of $500,000 in connection with the discounted payoff of its Wayland (Massachusetts) office loan. No gain or loss was realized in connection with three other loan dispositions (repayments) which occurred during the six months ended June 30, 2001. On June 30, 2001, the Company reduced the carrying value of its remaining mortgage loan investment (including the accrual rate interest receivable related thereto) by $3,810,000 and it increased the carrying value of its investment in AMREIT II, Inc. (its unconsolidated taxable subsidiary) by $100,000. During the six months ended June 30, 2001, liquidating distributions paid to common shareholders totaled $29,618,000.


LIQUIDATING DISTRIBUTIONS

As described above, shareholders approved the liquidation and dissolution of the Company on September 26, 2000. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. During the six months ended June 30, 2001, the Company made two liquidating distributions totaling $29,618,000 (or $2.95 per share). Liquidating distributions of $3,514,000 (or $0.35 per share) and $26,104,000 (or $2.60 per share) were paid to the Company's shareholders on January 17, 2001 (the "third liquidating distribution") and March 30, 2001 (the "fourth liquidating distribution"), respectively. On July 19, 2001, the Company declared its fifth liquidating distribution; the distribution, totaling $70,280,000 (or $7.00 per share), was paid on August 9, 2001 to shareholders of record on July 30, 2001. To date, the Company has made liquidating distributions totaling $106,424,000 (or $10.60 per share).

The timing and amount of future liquidating distributions will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's financial condition, tax basis income, capital requirements, the timing of its loan disposition, reserve requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and such other factors as the Board of Trust Managers deems relevant. At a minimum, the Company intends to make distributions in a manner which will allow it to continue to qualify as a REIT under the Code throughout the liquidation period. The Company believes that the liquidation process will be completed within 18 to 24 months from the date that shareholders approved the liquidation, although there can be no assurances that this timetable will be met or that the anticipated proceeds from the liquidation will be achieved. Tax basis income differs from the operating results reported for financial reporting purposes under the liquidation basis of accounting due to differences in methods of accounting for revenues, expenses, gains and losses. As a result of these accounting differences, the increase/decrease in net assets in liquidation from operating activities is not necessarily indicative of the distributions which must be made by the Company in order for it to continue to qualify as a REIT under the Code.

REMAINING ASSETS

At the date of this report, the Company's investment portfolio is comprised of one mortgage loan and a residual interest in its unconsolidated taxable subsidiary.

The mortgage loan (a mezzanine investment) has a commitment amount and an outstanding principal balance of $14,700,000. The loan provides for interest at a pay rate of 10% per annum and an accrual rate of 12% per annum. The incremental interest earned at the accrual rate is due (from the borrower) at maturity. To the extent that the underlying property generates excess cash flow prior to maturity, such cash flow must be used by the borrower to service the accrual rate interest. The loan also provides the Company with the opportunity for profit participation above the contractual accrual rate. The loan is scheduled to mature on March 31, 2002; however, the borrower has an option to extend the maturity date to March 31, 2003 provided that it is not in violation of any of the conditions established in the loan agreement. The loan provides for an extension fee of $147,000 (or 1% of the loan commitment amount) to be paid to the Company at the time the extension option is exercised by the borrower. The repayment of the Company's second lien loan is subordinated to a $26.2 million non-recourse first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 30, 2002, requires floating rate interest payments throughout its term. From March 31, 2001 through March 30, 2002, the first lien mortgage also requires monthly principal reductions of approximately $16,500. The borrower has an option to extend the maturity date of the first lien loan to March 30, 2003; in the event that this option is exercised, the borrower will be required to make monthly principal reductions under the first lien mortgage of approximately $18,000 during the period from March 31, 2002 through March 30, 2003. The first lien loan and the Company's second lien loan are secured by a 301,000 square foot office building in Richardson, Texas. Inet Technologies, Inc. (Nasdaq: INTI) and Macromedia, Inc. (Nasdaq: MACR) lease approximately 80% and 19%, respectively, of the building's net rentable area. On June 30, 2001, the Company reduced the carrying value of its remaining loan by $3,137,000, from $14,700,000 to $11,563,000;
additionally, the Company reduced the carrying value of the related accrual rate interest receivable by $673,000, from $673,000 to $0.

At June 30, 2001, the estimated net realizable value of the Company's remaining investment in its unconsolidated taxable subsidiary totaled $150,000. In March 2001, a partnership controlled by the subsidiary sold a mixed-use property to an unaffiliated buyer; in connection with this sale, the partnership received a $100,000 promissory note. The amount of the note, which was collected (by the partnership) on July 24, 2001, is included in management's estimate of the value that is expected to be derived from the subsidiary in connection with the wrap-up of its activities (including the wind-up of the partnership's affairs). Although there can be no assurances, the residual interest in the subsidiary is expected to be fully realized by the Company during the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements."

The Company's principal demands for liquidity are cash for operations, including funds which are needed to pay its management fees and general and administrative expenses, and distributions to its shareholders (in amounts that are sufficient to allow it to continue to qualify as a REIT). Distributions in excess of the amounts required to maintain the Company's REIT qualification will be funded with proceeds from the final loan disposition. The Company's principal sources of liquidity are its cash reserves and the pay rate interest income from its remaining mortgage loan. The Company believes that its cash flow from operations, its cash reserves and the proceeds from its final loan disposition will be sufficient to meet the Company's currently expected liquidity and capital requirements.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that forward-looking statements be subject to such Act and any similar state or federal laws. Forward-looking statements, which are based on various assumptions, include statements regarding the intent, belief or current expectations of the Company, its Manager, and their respective Trustees or directors and officers, and may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan," or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, changes in international, national, regional or local economic environments, changes in prevailing interest rates, credit risks, basis and asset/liability risks, event risk, conditions which may affect public securities and debt markets generally or the markets in which the Company operates, geographic and product type concentrations of assets, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets, changes in federal income tax laws and regulations, and other risks described from time to time in the Company's SEC reports and filings, including its registration statement on Form S-11 and periodic reports on Form 10-Q, Form 8-K and Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a party to one financial instrument, a mezzanine investment, which is subject to market risk. The mezzanine loan, the repayment of which is subordinated to a senior mortgage loan, is secured by a second lien. The Company's mortgage loan involves, to some degree, an element of interest rate risk. Additionally, this financial instrument is subject to real estate market risk. The Company is a party to certain other financial instruments, including trade receivables and payables and amounts due to its manager which, due to their short-term nature, are not subject to market risk. For a discussion of market risk exposures, reference is made to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The market risk exposures described therein have not materially changed since December 31, 2000; accordingly, no additional discussion or analysis is provided in this Form 10-Q.



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

                                  AMRESCO CAPITAL TRUST
                                  Registrant


Date:  August 30, 2001            By: /s/Thomas R. Lewis II
                                      ---------------------
                                  Thomas R. Lewis II
                                  Senior Vice President, Chief Financial and
                                  Accounting Officer, Controller & Secretary
                                  (Principal Financial and Accounting Officer)