Form 10-Q
period 2001-09-30
AMRESCO CAPITAL TRUST
filed 2001-10-29
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                 10,039,974 shares of common stock, $.01 par value per share, as of October 26, 2001.

                              AMRESCO CAPITAL TRUST

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Consolidated Statements of Net Assets in Liquidation - September 30, 2001 and
       December 31, 2000....................................................................................      3

    Consolidated Statements of Changes in Net Assets in Liquidation -
       For the Three and Nine Months Ended September 30, 2001...............................................      4

    Consolidated Statement of Changes in Net Assets in Liquidation -
       For the Period from September 26, 2000 through September 30, 2000....................................      5

    Consolidated Statements of Income (Going Concern Basis) -  For the Period from July 1, 2000
       through September 25, 2000 and the Period from January 1, 2000 through September 25, 2000............      6

    Consolidated Statement of Cash Flows in Liquidation -
      For the Nine Months Ended September 30, 2001..........................................................      7

    Consolidated Statement of Cash Flows in Liquidation -  For the Period from
       September 26, 2000 through September 30, 2000........................................................      8

    Consolidated Statement of Cash Flows (Going Concern Basis) -
       For the Period from January 1, 2000 through September 25, 2000.......................................      9

    Notes to Consolidated Financial Statements..............................................................     10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............      14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................      18

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................................................      18

SIGNATURE .................................................................................................      19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AMRESCO CAPITAL TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           September 30,
                                                                               2001          December 31,
                                                                            (unaudited)         2000
                                                                            -----------      -----------
ASSETS
   Mortgage loans .........................................................   $ 11,563          $ 88,401
   Commercial mortgage-backed securities - available for sale .............         --            16,611
   Investment in unconsolidated subsidiary ................................        150             2,000
   Receivables and other assets ...........................................        217             2,346
   Cash and cash equivalents ..............................................      6,150             9,801
                                                                              --------          --------
      TOTAL ASSETS ........................................................     18,080           119,159
                                                                              --------          --------

LIABILITIES
  Accounts payable and other liabilities ..................................        123                82
  Amounts due to manager ..................................................        746             2,071
                                                                              --------          --------

      TOTAL LIABILITIES ...................................................        869             2,153
                                                                              --------          --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

NET ASSETS IN LIQUIDATION (10,039,974 common shares issued and outstanding)   $ 17,211          $117,006
                                                                              ========          ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                            (UNAUDITED, IN THOUSANDS)


                                                                          Three Months  Nine Months
                                                                              Ended        Ended
                                                                          September 30, September 30,
                                                                               2001        2001
                                                                          ------------- ------------
REVENUES:
  Interest income on mortgage loans .....................................   $     376    $   4,647
  Income from commercial mortgage-backed securities .....................          --           96
  Interest income from short-term investments ...........................         345          837
                                                                            ---------    ---------
    TOTAL REVENUES ......................................................         721        5,580
                                                                            ---------    ---------

EXPENSES:
  Management fees .......................................................         130          790
  General and administrative ............................................         154          477
                                                                            ---------    ---------
    TOTAL EXPENSES ......................................................         284        1,267
                                                                            ---------    ---------

Loss on disposition of mortgage loan ....................................          --         (500)

Changes in estimated net realizable value of certain assets .............          --       (3,710)
                                                                            ---------    ---------

INCREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES .........         437          103

Liquidating distributions to shareholders ...............................     (70,280)     (99,898)
                                                                            ---------    ---------

DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD .................     (69,843)     (99,795)

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD ..........................      87,054      117,006
                                                                            ---------    ---------

NET ASSETS IN LIQUIDATION, END OF PERIOD ................................   $  17,211    $  17,211
                                                                            =========    =========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
       FOR THE PERIOD FROM SEPTEMBER 26, 2000 THROUGH SEPTEMBER 30, 2000
                            (UNAUDITED; IN THOUSANDS)


REVENUES:
  Interest income on mortgage loans .........................................   $     153
  Income from commercial mortgage-backed securities .........................          28
  Interest income from short-term investments ...............................           3
                                                                                ---------
    TOTAL REVENUES ..........................................................         184
                                                                                ---------

EXPENSES:
  Interest expense ..........................................................          24
  Management fees ...........................................................       1,705
  General and administrative ................................................           5
                                                                                ---------
    TOTAL EXPENSES ..........................................................       1,734
                                                                                ---------

Gain (loss) on disposition of assets ........................................          --

Changes in estimated net realizable value of certain assets .................          --
                                                                                ---------

DECREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES .............      (1,550)

Cash received from exercise of stock options ................................          32

Liquidating distributions to shareholders ...................................          --
                                                                                ---------

DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD .....................      (1,518)

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD ..............................     125,031
                                                                                ---------

NET ASSETS IN LIQUIDATION, END OF PERIOD ....................................   $ 123,513
                                                                                =========


SHAREHOLDERS' EQUITY, END OF GOING CONCERN PERIOD ...........................   $ 124,004

Net increase in carrying value of certain assets upon adoption
   of liquidation basis accounting ..........................................         817

Net decrease in carrying value of certain liabilities and
   minority interests upon adoption of liquidation basis accounting .........         210
                                                                                ---------

NET ASSETS IN LIQUIDATION, BEGINNING OF LIQUIDATION PERIOD ..................   $ 125,031
                                                                                =========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
             CONSOLIDATED STATEMENTS OF INCOME (GOING CONCERN BASIS)
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              Period from   Period from
                                                                                                July 1,      January 1,
                                                                                                 2000          2000
                                                                                                through        through
                                                                                             September 25,  September 25,
                                                                                                  2000          2000
                                                                                             -------------  ------------
REVENUES:
  Interest income on mortgage loans .........................................................   $  2,930    $  8,937
  Income from commercial mortgage-backed securities .........................................        706       2,405
  Operating income from real estate .........................................................        882       5,240
  Equity in losses of unconsolidated subsidiary, partnerships
     and other real estate venture ..........................................................       (228)     (1,091)
  Interest income from short-term investments ...............................................         78         217
                                                                                                --------    --------
    TOTAL REVENUES ..........................................................................      4,368      15,708
                                                                                                --------    --------

EXPENSES:
  Interest expense ..........................................................................        723       4,396
  Management fees ...........................................................................        403       1,140
  General and administrative ................................................................        176       1,018
  Depreciation ..............................................................................        213       1,188
  Provision for loan losses .................................................................         --       1,788
                                                                                                --------    --------
    TOTAL EXPENSES ..........................................................................      1,515       9,530
                                                                                                --------    --------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS .........................................      2,853       6,178

   Loss on sale of commercial mortgage-backed securities ....................................     (4,137)     (4,267)
   Gain associated with repayment of ADC loan arrangements ..................................      1,293       1,930
   Gain on sale of real estate ..............................................................         --       1,485
   Gain on sale of unconsolidated partnership investments ...................................         --         674
                                                                                                --------    --------

INCOME BEFORE MINORITY INTERESTS ............................................................          9       6,000

   Minority interests .......................................................................         --          52
                                                                                                --------    --------

NET INCOME...................................................................................   $      9    $  5,948
                                                                                                ========    ========

EARNINGS PER COMMON SHARE:
   Basic ....................................................................................   $     --    $   0.59
                                                                                                ========    ========
   Diluted ..................................................................................   $     --    $   0.59
                                                                                                ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ....................................................................................     10,000      10,000
                                                                                                ========    ========
   Diluted ..................................................................................     10,038      10,029
                                                                                                ========    ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
               CONSOLIDATED STATEMENT OF CASH FLOWS IN LIQUIDATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (UNAUDITED, IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Increase in net assets in liquidation from operating activities .............................   $    103
   Adjustments to reconcile to net cash provided by operating activities:
      Loss on disposition of mortgage loan .....................................................        500
      Changes in estimated net realizable value of certain assets ..............................      3,710
      Decrease in receivables and other assets .................................................      1,280
      Decrease in interest receivable related to commercial mortgage-backed securities .........        170
      Increase in accounts payable and other liabilities .......................................         41
      Decrease in amounts due to manager .......................................................     (1,325)
      Amortization of prepaid insurance ........................................................        176
                                                                                                   --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................      4,655
                                                                                                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ...............................................................       (730)
   Principal collected on mortgage loans .......................................................     73,931
   Proceeds from sale of commercial mortgage-backed securities .................................     16,441
   Distributions from unconsolidated subsidiary ................................................      1,950
                                                                                                   --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES ...........................................     91,592
                                                                                                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Liquidating distributions paid to common shareholders .......................................    (99,898)
                                                                                                   --------
           NET CASH USED IN FINANCING ACTIVITIES ...............................................    (99,898)
                                                                                                   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................................     (3,651)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................      9,801
                                                                                                   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................   $  6,150
                                                                                                   ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
               CONSOLIDATED STATEMENT OF CASH FLOWS IN LIQUIDATION
        FOR THE PERIOD FROM SEPTEMBER 26, 2000 THROUGH SEPTEMBER 30, 2000
                            (UNAUDITED, IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Decrease in net assets in liquidation from operating activities..........................    $(1,550)
   Adjustments to reconcile to net cash provided by operating activities:
      Increase in receivables and other assets...............................................      (156)
      Decrease in interest receivable related to commercial mortgage-backed securities.......       142
      Decrease in accounts payable and other liabilities.....................................       (33)
      Increase in amounts due to manager.....................................................     1,705
      Amortization of prepaid insurance......................................................         4
                                                                                                -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES........................................        112
                                                                                                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans...........................................................        (531)
                                                                                                -------
           NET CASH USED IN INVESTING ACTIVITIES............................................       (531)
                                                                                                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock..............................................          32
                                                                                                -------
           NET CASH PROVIDED BY FINANCING ACTIVITIES .......................................         32
                                                                                                -------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................        (387)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................................       5,726
                                                                                                -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................    $ 5,339
                                                                                                =======
SUPPLEMENTAL INFORMATION:
   Interest paid.............................................................................  $      -
                                                                                                =======

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
         FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH SEPTEMBER 25, 2000
                            (UNAUDITED, IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................................   $  5,948
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ....................................................................      1,788
      Depreciation .................................................................................      1,188
      Gain associated with repayment of ADC loan arrangements ......................................     (1,930)
      Loss on sale of commercial mortgage-backed securities ........................................      4,267
      Gain on sale of unconsolidated partnership investments .......................................       (674)
      Gain on sale of real estate ..................................................................     (1,485)
      Gain on sale of interest rate cap ............................................................        (19)
      Amortization of prepaid insurance ............................................................        172
      Discount amortization on commercial mortgage-backed securities ...............................       (282)
      Amortization of compensatory stock options and unearned trust manager compensation ...........       (254)
      Amortization of loan commitment and extension fees ...........................................       (592)
      Receipt of loan extension fees ...............................................................        460
      Increase in receivables and other assets .....................................................       (219)
      Increase in interest receivable related to commercial mortgage-backed securities .............        (40)
      Decrease in accounts payable and other liabilities ...........................................     (1,428)
      Decrease in minority interests ...............................................................        (26)
      Decrease in amounts due to manager ...........................................................       (163)
      Equity in losses of unconsolidated subsidiary, partnerships and
            other real estate venture ..............................................................      1,091
      Distributions from unconsolidated partnership ................................................         23
                                                                                                       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................................      7,825
                                                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ...................................................................     (8,480)
   Investments in ADC loan arrangements ............................................................     (1,034)
   Principal collected on mortgage loans ...........................................................     10,398
   Principal and interest collected on ADC loan arrangements .......................................     17,953
   Proceeds from sale of real estate, net of cash on hand ..........................................     17,938
   Proceeds from sale of unconsolidated partnership investments ....................................      2,126
   Proceeds from sale of commercial mortgage-backed securities .....................................      7,814
   Investments in real estate ......................................................................       (350)
   Investments in unconsolidated subsidiary ........................................................       (282)
   Distributions from unconsolidated subsidiary and partnerships ...................................      3,493
                                                                                                       --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES ...............................................     49,576
                                                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings under repurchase agreement ..............................................     (9,856)
   Repayment of borrowings under line of credit ....................................................    (38,641)
   Proceeds from sale of interest rate cap .........................................................         30
   Dividends paid to common shareholders ...........................................................     (7,812)
                                                                                                       --------
           NET CASH USED IN FINANCING ACTIVITIES ...................................................    (56,279)
                                                                                                       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................................      1,122

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................................      4,604
                                                                                                       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................................   $  5,726
                                                                                                       ========

SUPPLEMENTAL INFORMATION:
   Interest paid ...................................................................................   $  4,438
                                                                                                       ========
   Minority interest distributions associated with ADC loan arrangements ...........................   $    350
                                                                                                       ========
   Debt and other liabilities assumed by buyer in connection with sale of real estate ..............   $ 35,156
                                                                                                       ========
   Receivables and other assets transferred to buyer in connection with sale of real estate ........   $  1,380
                                                                                                       ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

During the three and nine months ended September 30, 2001, base management fees charged to the Company totaled $76,000 and $528,000, respectively. During these same periods, operating deficit reimbursements totaled $54,000 and $1,136,000, respectively, of which $0 and $884,000 were attributable to termination benefits which were paid to departing employees of the Manager during the three and nine months ended September 30, 2001. Amounts approximating these termination benefits ($874,000), and those expected to be payable to the remaining employees of the Manager, were included in amounts due to manager at December 31, 2000. At September 30, 2001, base management fees and operating deficit reimbursements due to the Manager totaled $130,000. Termination benefits expected to be borne by the Company through future operating deficit reimbursements totaled $616,000 at September 30, 2001.

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

3.       MORTGAGE LOANS

As of September 30, 2001, the Company held one mortgage loan investment. The loan, which is fully funded, has an outstanding principal balance of $14,700,000 and an estimated net realizable value of $11,563,000. The loan provides for interest at a pay rate of 10% per annum and an accrual rate of 12% per annum. The loan is scheduled to mature on March 31, 2002; however, the borrower has an option to extend the maturity date to March 31, 2003 provided that it is not in violation of any of the conditions established in the loan agreement. On June 30, 2001, the Company reduced the carrying value of this loan and the related accrual rate interest receivable by $3,137,000 and $673,000, respectively. At September 30, 2001, the carrying value of the accrual rate interest receivable was $0.

A summary of mortgage loan activity for the nine months ended September 30, 2001 is as follows (in thousands):

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
                                                                     ========

4.       ASSET DISPOSITIONS

On January 18, 2001, the Company sold its remaining CMBS holdings to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16,555,000. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, are included in accounts payable and other liabilities at September 30, 2001.

During the nine months ended September 30, 2001, the following loans were liquidated (dollars in thousands):

                                                      At Disposition Date
                                                  ---------------------------
               Disposition                            Amount          Amount
                   Date         Location           Outstanding        Repaid
               -----------    ------------        -------------     ---------
                 02/01/01     Lexington, MA           $ 4,443         $ 4,443
                 06/01/01     Houston, TX              11,800          11,800
                 06/22/01     Irvine, CA               15,306          15,306
                 06/26/01     Wayland, MA              42,882          42,382
                                                     --------        --------

                                                     $ 74,431        $ 73,931
                                                     ========        ========

On March 5, 2001, a partnership controlled by AMREIT II, Inc. (the Company's unconsolidated taxable subsidiary) sold a mixed-use property at a gross sales price of $18,250,000. Prior to its sale, the property was encumbered by a $17,000,000 first lien mortgage which had been provided by an unaffiliated third party. In connection with the sale, the non-recourse mortgage was fully extinguished. On March 6, 2001, the Company received $1,800,000 from the partnership. On June 6, 2001, the Company received an additional $150,000 from the partnership. On June 30, 2001, the Company increased the carrying value of its investment in AMREIT II, Inc. by $100,000. At September 30, 2001, the estimated net realizable value of the Company's remaining investment in its taxable subsidiary totaled $150,000.

5.        LIQUIDATING DISTRIBUTIONS

During the nine months ended September 30, 2001, the Company made three liquidating distributions totaling $99,898,000 (or $9.95 per share).

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

On August 9, 2001, the Company made its fifth liquidating distribution pursuant to the Plan of Liquidation and Dissolution. The distribution, totaling $70,280,000 (or $7.00 per share), was declared on July 19, 2001 and was payable to shareholders of record on July 30, 2001.

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

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000. As a result, the Company adopted liquidation basis accounting on September 26, 2000. Under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. Additionally, under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Statements of income, earnings per share data and an amount representing total comprehensive income are not presented. Furthermore, no discussion of the changes in operating results between the current fiscal quarter and year-to-date period and the corresponding periods of the preceding fiscal year is provided in this Form 10-Q. As noted above, the Company's operating results for the three and nine months ended September 30, 2001 are presented under the liquidation basis of accounting. During the period from July 1, 2000 through September 25, 2000 and the period from January 1, 2000 through September 25, 2000, the Company's operating results were presented in accordance with the historical cost (or going concern) basis of accounting.

CHANGES IN NET ASSETS IN LIQUIDATION

The following discussion of changes in net assets in liquidation should be read in conjunction with the consolidated financial statements and notes thereto included in "Item 1. Financial Statements".

Under the liquidation basis of accounting, net assets in liquidation decreased by $69,843,000 and $99,795,000 during the three and nine months ended September 30, 2001, respectively.

The Company's sources of revenue for the three and nine months ended September 30, 2001, totaling $721,000 and $5,580,000, respectively, were as follows:

o $376,000 and $4,647,000, respectively, from five mortgage loan investments, four of which were liquidated. As of September 30, 2001, the Company held one mortgage loan investment.

o $0 and $96,000, respectively, from investments in CMBS (the Company's remaining CMBS holdings were sold on January 18, 2001 at their then current carrying value).

o $345,000 and $837,000, respectively, of interest income from short-term investments.

During the three and nine months ended September 30, 2001, the Company's expenses were comprised of the following:

o $130,000 and $790,000, respectively, of management fees incurred pursuant to the terms of the amended Management Agreement. During the three and nine months ended September 30, 2001, base management fees charged to the Company totaled $76,000 and $528,000, respectively. During these same periods, operating deficit reimbursements totaled $54,000 and $1,136,000, respectively, of which $0 and $884,000 were attributable to termination benefits which were paid to departing employees of the Manager during the three and nine months ended September 30, 2001. Amounts approximating these termination benefits ($874,000), and those expected to be payable to the remaining employees of the Manager, were included in amounts due to manager at December 31, 2000.

o $154,000 and $477,000, respectively, of general and administrative costs, including $24,000 and $104,000 for professional services, $59,000 and $176,000, respectively, for directors and officers' insurance, $15,000 and $45,000, respectively, of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $30,000 and $95,000, respectively, of fees paid to the Company's other trust managers for their services to the Company, and $26,000 and $57,000, respectively, of other miscellaneous expenses.

In June 2001, the Company realized a loss of $500,000 in connection with the discounted payoff of its Wayland (Massachusetts) office loan. No gain or loss was realized in connection with three other loan dispositions (repayments) which occurred during the nine months ended September 30, 2001. On June 30, 2001, the Company reduced the carrying value of its remaining mortgage loan investment (including the accrual rate interest receivable related thereto) by $3,810,000 and it increased the carrying value of its investment in AMREIT II, Inc. (its unconsolidated taxable subsidiary) by $100,000. During the three and nine months ended September 30, 2001, liquidating distributions paid to common shareholders totaled $70,280,000 and $99,898,000, respectively.

LIQUIDATING DISTRIBUTIONS

As described above, shareholders approved the liquidation and dissolution of the Company on September 26, 2000. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. During the nine months ended September 30, 2001, the Company made three liquidating distributions totaling $99,898,000 (or $9.95 per share). Liquidating distributions of $3,514,000 (or $0.35 per share), $26,104,000 (or $2.60 per share) and $70,280,000 (or $7.00 per share) were paid to the Company's shareholders on January 17, 2001 (the "third liquidating distribution"), March 30, 2001 (the "fourth liquidating distribution") and August 9, 2001 (the "fifth liquidating distribution"), respectively. To date, the Company has made liquidating distributions totaling $106,424,000 (or $10.60 per share).

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

The mortgage loan (a mezzanine investment) has a commitment amount and an outstanding principal balance of $14,700,000. The loan provides for interest at a pay rate of 10% per annum and an accrual rate of 12% per annum. The incremental interest earned at the accrual rate is due (from the borrower) at maturity. To the extent that the underlying property generates excess cash flow prior to maturity, such cash flow must be used by the borrower to service the accrual rate interest. The loan also provides the Company with the opportunity for profit participation above the contractual accrual rate. The loan is scheduled to mature on March 31, 2002; however, the borrower has an option to extend the maturity date to March 31, 2003 provided that it is not in violation of any of the conditions established in the loan agreement. The loan provides for an extension fee of $147,000 (or 1% of the loan commitment amount) to be paid to the Company at the time the extension option is exercised by the borrower. The repayment of the Company's second lien loan is subordinated to a $26.2 million non-recourse first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which matures on March 30, 2002, requires floating rate interest payments throughout its term. From March 31, 2001 through March 30, 2002, the first lien mortgage also requires monthly principal reductions of approximately $16,500. The borrower has an option to extend the maturity date of the first lien loan to March 30, 2003; in the event that this option is exercised, the borrower will be required to make monthly principal reductions under the first lien mortgage of approximately $18,000 during the period from March 31, 2002 through March 30, 2003. The first lien loan and the Company's second lien loan are secured by a 301,000 square foot office building in Richardson, Texas. Inet Technologies, Inc. (Nasdaq: INTI) and Macromedia, Inc. (Nasdaq: MACR) lease approximately 80% and 19%, respectively, of the building's net rentable area. On June 30, 2001, the Company reduced the carrying value of its remaining loan by $3,137,000, from $14,700,000 to $11,563,000;
additionally, the Company reduced the carrying value of the related accrual rate interest receivable by $673,000, from $673,000 to $0. At September 30, 2001, the carrying values of the remaining loan and the associated accrual rate interest receivable were $11,563,000 and $0, respectively.

At September 30, 2001, the estimated net realizable value of the Company's remaining investment in its unconsolidated taxable subsidiary totaled $150,000. In March 2001, a partnership controlled by the subsidiary sold a mixed-use property to an unaffiliated buyer; in connection with this sale, the partnership received a $100,000 promissory note. The amount of the note, which was collected (by the partnership) on July 24, 2001, is included in management's estimate of the value that is expected to be derived from the subsidiary in connection with the wrap-up of its activities (including the wind-up of the partnership's affairs). Although there can be no assurances, the residual interest in the subsidiary is expected to be fully realized by the Company during the fourth quarter of 2001.

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

                                         AMRESCO CAPITAL TRUST
                                         Registrant


Date:  October 26, 2001                  By: /s/Thomas R. Lewis II
                                             ---------------------
                                         Thomas R. Lewis II
                                         Senior Vice President, Chief Financial
                                         and Accounting Officer, Controller &
                                         Secretary (Principal Financial and
                                         Accounting Officer)