Form 10-K405
period 2001-12-31
AMRESCO CAPITAL TRUST
filed 2002-03-29
CIK 1054337

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 7, 2002, 10,039,974 shares of the registrant's common stock, par value $.01 per share, were outstanding. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based upon the closing price of $1.36 per share on February 7, 2002 as reported on The Nasdaq Stock Market(R)) was approximately $13.5 million. Shares of common stock held by each executive officer and trust manager have been excluded in that such persons may be deemed to be affiliates. From and after February 8, 2002, the registrant's common stock is traded on the OTC Bulletin Board(R).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              AMRESCO CAPITAL TRUST
                                      INDEX


                                                                                Page No.
                                                                                --------
PART I

Item 1.    Business ..........................................................      3
Item 2.    Properties ........................................................      8
Item 3.    Legal Proceedings .................................................      8
Item 4.    Submission of Matters to a Vote of Security Holders ...............      8

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder
              Matters ........................................................      9
Item 6.    Selected Financial Data ...........................................     11
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..........................................     13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........     24
Item 8.    Financial Statements and Supplementary Data .......................     24
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ...........................................     24

PART III

Item 10.  Trust Managers and Executive Officers of the Company ...............     25
Item 11.  Executive Compensation .............................................     27
Item 12.  Security Ownership of Certain Beneficial Owners and Management .....     30
Item 13.  Certain Relationships and Related Transactions .....................     31

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...     33

SIGNATURES ...................................................................     34

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

As of December 31, 2001, the Company had disposed of all of its assets other than one mortgage loan. On March 21, 2002, the Company sold its remaining mortgage loan for $10.300 million. During the year ended December 31, 2001, three of the Company's loans were fully repaid; at their respective disposition dates, these three loans had amounts outstanding totaling $31.549 million. Additionally, in June 2001, the Company received $42.382 million in complete satisfaction of another loan; at the time of the settlement, amounts outstanding under this loan totaled $42.882 million. In January 2001, the Company sold its remaining CMBS holdings; at the time the three securities were sold, the Company received net cash proceeds totaling $16.555 million. On March 5, 2001, a partnership controlled by the Company's unconsolidated taxable subsidiary sold a mixed-use property. During the period from March 6, 2001 through December 31, 2001, the Company received distributions totaling $2.155 million from this unconsolidated subsidiary. On March 6, 2002, the Company received a final distribution of $28,000 from the unconsolidated subsidiary. In January 2001, March 2001 and August 2001, the Company made liquidating distributions to its shareholders totaling $3.514 million (or $0.35 per share), $26.104 million (or $2.60 per share) and $70.280 million (or $7.00 per share), respectively. Now that the Company has disposed of its last real estate related asset, the Board of Trust Managers intends to distribute the Company's remaining assets (net of any required reserves) to its shareholders as soon as administratively practical. Currently, the Company expects to make one final liquidating distribution on or about April 30, 2002. The Company currently estimates that its final liquidating distribution will approximate $1.51 to $1.56 per share. Including liquidating distributions paid in 2000 and 2001, a final liquidating distribution within this range would result in total liquidating distributions of $12.11 to $12.16 per share. There can be no assurances, however, that the actual amount of the final liquidating distribution (or the timing of its payment) will not vary materially from the estimates. For additional discussion regarding the status of the Company's liquidation efforts, reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company believes that it has operated and it intends to continue to operate (through the date of its final dissolution) in a manner so as to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 90% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements including, among others, those concerning the ownership of its outstanding Common Shares, the nature of its assets and the sources of its income. During the tax years ended December 31, 2000, 1999 and 1998, the Company was required to distribute at least 95% of its annual REIT taxable income. For tax years beginning after December 31, 2000, the minimum distribution requirement was reduced to 90%.

Pursuant to the terms of a Management Agreement dated as of May 12, 1998, as amended, and subject to the direction and oversight of the Board of Trust Managers, the Company's day-to-day operations are managed by AMREIT Managers, L.P. (the "Manager"), an affiliate of AMRESCO, INC. (together with its affiliated entities, the "AMRESCO Group"), which was formed in March 1998. The terms of the Management Agreement are more fully described below.

On July 2, 2001, AMRESCO, INC. ("AMRESCO") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Manager was not included in this bankruptcy filing.

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

EMPLOYEES

The Company has no employees nor does it maintain a separate office. Instead, the Company relies on the facilities and resources of the Manager and its executive officer, who is employed by AMRESCO. Additionally, the Company relies on two other officers, its Chairman of the Board of Trust Managers and Chief Executive Officer and its President and Chief Investment Officer, neither of whom is employed by either the Company or AMRESCO. The Company is not a party to any collective bargaining agreements. Headquartered in Dallas, Texas, AMRESCO is in the process of winding up its affairs. As of December 31, 2001 and 2000, AMRESCO employed approximately 11 people and 200 people, respectively.

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

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation in response to the changes in the Company's business strategy. In addition to the base management fee described above, the Manager is entitled to receive reimbursement for its quarterly operating deficits, if any, from and after April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Currently, AMRESCO (through the Manager) employs 2 people who are fully dedicated to the Company. As part of the modification, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Prior to the modifications, the Manager could have been entitled to a termination fee in the event that the Management Agreement was terminated by the Company without cause, including a termination resulting from the liquidation and dissolution of the Company. The termination fee would have been equal to the sum of the Manager's base management fee and incentive compensation earned during the twelve-month period immediately preceding the termination.

The following table summarizes the amounts charged to the Company by the Manager during the years ended December 31, 2001, 2000 and 1999 under the terms of the amended Management Agreement (in thousands):

                                                   2001        2000        1999
                                                  ------      ------      ------
         Base management fees                     $  575      $1,762      $2,066
         Incentive compensation                       --          --          --
         Reimbursable expenses                        --          20         192
         Operating deficit reimbursements          1,286         243          --
                                                  ------      ------      ------

                                                  $1,861      $2,025      $2,258
                                                  ======      ======      ======

HISTORICAL INVESTMENT ACTIVITIES

General

The Company, as an investor in real estate related assets, operated in only one reportable segment. Historically, the Company's asset allocation decisions and investment strategies within this segment were influenced by changing market factors and conditions. The Company had no policy requiring that any specific percentage of its assets be invested in any particular type or form of real estate investment nor did it limit any particular type or form of real estate investment (other than CMBS) to a specific percentage. CMBS investments, by policy, could not exceed 40% of the Company's total consolidated assets. At December 31, 2001, 2000 and 1999, investments in CMBS comprised approximately 0%, 14% and 12%, respectively, of the Company's investment portfolio.

The Company's historical investment activities were focused in three primary areas: loan investments, CMBS and equity investments in real estate. For information regarding the revenues that were derived from each of these categories during the year ended December 31, 2001, the period from September 26, 2000 (the date on which the Company adopted liquidation basis accounting) through December 31, 2000, the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this report.

The Company did not have, nor did it rely upon, any major customers. Additionally, the Company made no investments outside of the United States.

Loan Investments

Historically, the Company specialized in providing mid- to high-yield senior and mezzanine financing to real estate owners and developers on a participating and non-participating basis. Mezzanine loans, the repayment of which is subordinated to senior mortgage loans, are secured by a second lien mortgage and/or a pledge of the ownership interests of the borrower. Mezzanine loans generally afford a relatively higher yield and entail greater risks than senior mortgage loans. The underwriting process for the Company's loans took into account special risks associated with mid- to high-yield lending, including an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower or the borrowers' principal(s), a detailed analysis of the property or project being financed and an analysis of the market in which the borrower operates, including competition, market share data, comparable properties, absorption rates and market rental rates as well as general information such as population, employment trends, median income and demographic data. Prior to closing, the Manager either obtained a Phase I environmental assessment or reviewed a recently obtained Phase I environmental assessment and at least one of the Manager's representatives performed a site inspection. Sources of information which were examined (if available) during the due diligence process included: (a) current and historical operating statements; (b) existing or new appraisals; (c) sales comparables; (d) industry statistics and reports regarding operating expenses; (e) existing leases and market rates for comparable leases; and (f) deferred maintenance observed during site inspections and described in structural and engineering reports. Using all of the information obtained during the due diligence process, the Manager then developed projections of net operating income and cash flows to determine current and expected exit values, as well as appropriate lending limits and pricing given the risks inherent in each transaction.

As of December 31, 2001, the Company held one mortgage loan investment. The loan (a mezzanine investment) had a commitment amount and an outstanding principal balance of $14,700,000. Prior to its sale on March 21, 2002, the loan provided for interest at a pay rate of 10% per annum and an accrual rate of 12% per annum. The incremental interest earned at the accrual rate was due (from the borrower) at maturity. The loan, which was scheduled to mature on March 31, 2003, also provided the Company with the opportunity for profit participation above the contractual accrual rate. The repayment of the Company's second lien loan was subordinated to a $26.2 million non-recourse first lien mortgage provided by an unaffiliated third party. The first lien loan and the Company's second lien loan were secured by a 301,000 square foot office building in Richardson, Texas. Inet Technologies, Inc. (Nasdaq: INTI) and Macromedia, Inc. (Nasdaq: MACR) lease approximately 80% and 19%, respectively, of the building's net rentable area. During the year ended December 31, 2001, the Company reduced the carrying value of its second lien loan by $4,400,000, from $14,700,000 to $10,300,000 (the amount at which the loan was liquidated); additionally, the Company reduced the carrying value of the related accrual rate interest receivable by $673,000, from $673,000 to $0.

Commercial Mortgage-backed Securities

Prior to September 26, 2000, the Company's investments in non-investment grade CMBS were classified as available for sale and were carried at estimated fair value as determined by quoted market rates. Any unrealized gains or losses were excluded from earnings and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. From and after September 26, 2000, the Company's CMBS available for sale were carried at estimated net realizable value; any unrealized gains or losses (changes in estimated net realizable value) were reported in the consolidated statement of changes in net assets in liquidation.

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

Equity Investments in Real Estate

The Company made equity investments in real estate through two partnerships. Both of these investments were liquidated in 2000. In considering potential equity investments in real estate, the Company's Manager performed due diligence substantially similar to that described above in connection with the acquisition or origination of loan investments.

The Company's unconsolidated taxable subsidiary held interests (indirectly) in a partnership which had owned a 909,000 square foot mixed-use property in Columbus, Ohio. The partnership interests were acquired through foreclosure on February 25, 1999. On March 5, 2001, the partnership sold the mixed-use property to an unaffiliated third party.

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

The owners of the real properties which had secured the Company's mortgage loans competed with numerous other owners and operators of similar properties, including commercial developers, real estate companies and REITs. Many of these entities may have had greater financial and other resources and more operating experience than the owners of the real properties which had secured the Company's mortgage loans. The real properties owned and operated by the borrowers under the Company's mortgage loans were located in markets or submarkets in which significant construction or rehabilitation of properties could occur. This could have resulted in overbuilding in these markets or submarkets. Any such overbuilding could have adversely impacted the ability of the borrowers under the Company's mortgage loans to lease, refinance and/or sell their respective properties and repay their mortgage loans. This could, in turn, have adversely impacted the Company's income and the timing and amount of its liquidating distributions. As the Company's mortgage loan portfolio has now been completely liquidated, the Company no longer competes in these areas.

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

Based on these assessments, the Company believes that its real estate investments and the real estate underlying its loan investments were (during its term of ownership) in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company or the borrowers, as applicable. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its previously owned properties (including the property which had been owned by its taxable subsidiary) nor is it aware of any such noncompliance with respect to the real estate collateralizing its previous loan investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Prior to February 8, 2002, the Company's common shares of beneficial interest, par value $.01 per share (the "Common Shares"), were traded on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol "AMCT". From and after February 8, 2002, the Company's Common Shares are traded on the OTC Bulletin Board(R) under the symbol "AMCT". The following table sets forth for the indicated periods the high and low sale prices for the Common Shares, as reported by Nasdaq.

                                                                         High          Low
                                                                      -----------   -----------
               2000

                  First Quarter ...................................     10.250         8.313
                  Second Quarter ..................................     10.750         9.688
                  Third Quarter ...................................     11.250        10.063
                  Fourth Quarter ..................................     10.938         9.688

               2001

                  First Quarter ...................................     10.563         9.625
                  Second Quarter ..................................      8.380         7.625
                  Third Quarter ...................................      8.440         0.650
                  Fourth Quarter ..................................      1.430         1.060

               2002

                  First Quarter (through February 7, 2002) ........      1.400         1.280

SHAREHOLDER INFORMATION

At February 28, 2002, the Company had approximately 35 holders of record of its Common Shares. It is estimated that there were approximately 1,400 beneficial owners of the Common Shares at that date.

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

DISTRIBUTION INFORMATION

Historically, the Company's policy was to distribute at least 95% of its REIT taxable income to shareholders each year. To that end, dividends were paid quarterly through the first quarter of 2000. On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. Through December 31, 2001, the Company had declared five liquidating distributions. The following table sets forth information regarding the declaration, payment and federal income tax status of the Company's distributions for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts).

                                                                                                     FEDERAL INCOME TAX STATUS
                                                                                   DISTRIBUTION  ----------------------------------
                 DECLARATION         RECORD           PAYMENT        DISTRIBUTION    PER COMMON  ORDINARY  RETURN OF   LIQUIDATING
                    DATE              DATE              DATE            PAID          SHARE       INCOME    CAPITAL   DISTRIBUTIONS
                 -----------         ------           -------        ------------  ------------  --------  ---------  -------------
2000
First Quarter  April 25, 2000     May 4, 2000       May 15, 2000       $ 3,405        $0.34       $0.34     $    --     $    --

Liquidating
 Distributions:
     First     September 27, 2000 October 6, 2000   October 19, 2000     3,012         0.30          --          --        0.30
     Second    October 31, 2000   November 9, 2000  November 21, 2000    3,514         0.35          --          --        0.35
     Third     December 21, 2000  December 31, 2000 January 17, 2001     3,514         0.35          --          --        0.35
                                                                       -------        -----     -------     -------       -----

                                                                       $13,445        $1.34       $0.34     $    --       $1.00
                                                                       =======        =====     =======     =======       =====
2001
Liquidating
 Distributions:
     Fourth    March 8, 2001      March 19, 2001    March 30, 2001     $26,104        $2.60     $    --     $    --       $2.60
     Fifth     July 19, 2001      July 30, 2001     August 9, 2001      70,280         7.00          --          --        7.00
                                                                       -------        -----     -------     -------       -----

                                                                       $96,384        $9.60     $    --     $    --       $9.60
                                                                       =======        =====     =======     =======       =====

Currently, the Company expects to make one final liquidating distribution. The timing and amount of this liquidating distribution will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's anticipated wrap-up expenses, reserve requirements, if any, and such other factors as the Board of Trust Managers deems relevant. The Company believes that its final liquidating distribution will be sufficient to allow it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended, through the date of its dissolution.

In order to maintain its qualification as a REIT, the Company was required to make annual distributions to its shareholders of at least 95% of its REIT taxable income for the tax year ended December 31, 2000. For tax years beginning after December 31, 2000, the minimum distribution requirement was reduced from 95% to 90%. For the tax years ended December 31, 2001 and 2000, the Company declared distributions totaling $96,384,000 and $13,445,000, respectively, which satisfied the 90% and 95% distribution requirements for such years.

ITEM 6. SELECTED FINANCIAL DATA

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company adopted liquidation basis accounting on that date. Among other things, statements of income and earnings per share data are not presented under the liquidation basis of accounting. Instead, the Company's revenues and expenses are reported as changes in net assets in liquidation. Additionally, under liquidation basis accounting, the Company's assets are carried at their estimated net realizable values and the Company's liabilities are reported at their expected settlement amounts in a consolidated statement of net assets in liquidation. The selected financial data set forth below for the year ended December 31, 2001 and the period from September 26, 2000 through December 31, 2000 has been derived from the Company's audited consolidated financial statements prepared under the liquidation basis of accounting for such periods. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                                                                                                   Period from
                                                                                                                September 26, 2000
                                                                                              Year Ended             through
               (In thousands, except per share data)                                       December 31, 2001    December 31, 2000
                                                                                           -----------------    ------------------
              Revenues ...................................................................      $   5,999            $   3,758
              Decrease in net assets in liquidation from operating activities ............      $  (1,491)           $  (1,531)
              Liquidating distributions declared per common share ........................      $    9.60            $    1.00
              Total assets ...............................................................      $  17,027            $ 119,159
              Total debt .................................................................      $      --            $      --
              Net assets in liquidation ..................................................      $  15,617            $ 117,006

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

                                                                          Period from                             Period from
                                                                        January 1, 2000                         February 2, 1998
                                                                            through             Year Ended          through
   (In thousands, except per share and ratio data)                     September 25, 2000   December 31, 1999   December 31, 1998
                                                                       ------------------   -----------------   -----------------

   Revenues ..........................................................      $  15,708            $  23,393           $   8,745
   Net income ........................................................      $   5,948            $   7,320           $   3,952
   Earnings per common share:
      Basic ..........................................................      $    0.59            $    0.73           $    0.56
      Diluted ........................................................      $    0.59            $    0.73           $    0.56
   Dividends declared per common share ...............................      $    0.34            $    1.59           $    0.74
   Total assets ......................................................      $ 147,269            $ 231,244           $ 190,926
   Total debt ........................................................      $  22,000            $ 105,097           $  46,838
   Long-term debt ....................................................      $      --            $  34,600           $  46,838
   Total shareholders' equity ........................................      $ 124,004            $ 117,951           $ 130,266
   Debt to equity ratio ..............................................       0.2 to 1             0.9 to 1            0.4 to 1
   Debt to equity ratio (excluding non-recourse debt on real
       estate)........................................................       0.2 to 1             0.6 to 1            0.3 to 1

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

          (In thousands, except per share data)
          Revenues ......................................  $ 8,745
          Net income ....................................  $ 3,952
          Earnings per common share:
              Basic .....................................  $  0.39
              Diluted ...................................  $  0.39

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

In early 2000, the Board of Trust Managers approved a course of action to market and sell the Company's non-core assets, including its CMBS holdings and its equity investments in real estate. On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000. As of December 31, 2001, the Company had disposed of all of its real estate related assets other than one mortgage loan. The remaining loan, a $14.7 million mezzanine investment, was sold on March 21, 2002 for $10.3 million.

Now that the Company has disposed of its last real estate related asset, the Board of Trust Managers intends to distribute the Company's remaining assets (net of any required reserves) to its shareholders as soon as administratively practical. Currently, the Company expects to make one final liquidating distribution on or about April 30, 2002. The Company currently estimates that its final liquidating distribution will approximate $1.51 to $1.56 per share. Including liquidating distributions paid in 2000 and 2001, a final liquidating distribution within this range would result in total liquidating distributions of $12.11 to $12.16 per share. There can be no assurances, however, that the actual amount of the final liquidating distribution (or the timing of its payment) will not vary materially from the estimates. Shortly after the final distribution is made, the Company expects to file articles of dissolution.

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

RESULTS OF OPERATIONS

The following discussion of the Company's operating results should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

Under the liquidation basis of accounting, net assets in liquidation decreased by $101,389,000 during the year ended December 31, 2001, of which $99,898,000 was attributable to liquidating distributions that were paid to the Company's shareholders in January, March and August 2001. During 2001, revenues and expenses totaled $5,999,000 and $2,100,000, respectively. The Company's expenses were comprised of management fees and general and administrative expenses of $987,000 and $1,113,000, respectively. The management fees are fully described in the notes to the audited consolidated financial statements included in "Item
8. Financial Statements and Supplementary Data." During the year ended December 31, 2001, general and administrative expenses were comprised of the following:
$174,000 for professional services; $689,000 for directors and officers' insurance; $120,000 of fees paid to the Company's Trust Managers (excluding the Chairman of the Board) for their services to the Company; $60,000 of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company; $30,000 of fees paid to the Company's President and Chief Investment Officer for his services to the Company; and $40,000 of other miscellaneous expenditures. Additionally, during the year, the Company reduced the carrying value of its last remaining mortgage loan and the accrual rate interest receivable associated therewith by $4,400,000 and $673,000, respectively; furthermore, the Company increased the carrying value of its investment in its unconsolidated subsidiary by $183,000. These adjustments (changes in estimated net realizable value), and a $500,000 loss on the disposition of another mortgage loan, are discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments".

During the period from September 26, 2000 through December 31, 2000, net assets in liquidation decreased by $8,025,000, of which $6,526,000 was attributable to liquidating distributions that were paid to the Company's shareholders in October and November 2000. During this period, revenues and expenses totaled $3,758,000 and $2,482,000, respectively. The Company's expenses were comprised largely of management fees totaling $2,094,000. Included in this amount was a charge equal to the aggregate amount of termination benefits expected to be payable to certain employees of the Manager. These costs, totaling $1,490,000, were expected (as of December 31, 2000) to be borne by the Company through future operating deficit reimbursements under the terms of the amended Management Agreement. Ultimately, amounts paid to the employees aggregated $1,506,000 ($884,000 in June 2001 and $622,000 in January 2002). During the
period from September 26, 2000 through December 31, 2000, base management fees totaled $361,000. During this same period, operating deficit reimbursements totaled $243,000, of which $192,000 was related to termination benefits which were paid to departing employees of the Manager on December 31, 2000. Additionally, during the period, the Company reduced the carrying value of its investment in its unconsolidated taxable subsidiary by $3,114,000 and it increased the carrying value of its CMBS by $307,000. These adjustments (changes in estimated net realizable value) are discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-headings "Loan Investments" and "Commercial Mortgage-backed Securities", respectively. During the period, the Company also received $32,000 from the exercise of 4,000 stock options.

Under the historical cost (or going concern) basis of accounting, net income for the period from January 1, 2000 through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting) and the year ended December 31, 1999 was $5,948,000 and $7,320,000, respectively, or $0.59 and
$0.73 per common share, respectively. The Company's sources of revenue for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, totaling $15,708,000 and $23,393,000, respectively, are set forth below.

o $11,790,000 and $16,099,000, respectively, from loan investments. As some of the Company's loan investments were accounted for as either real estate or joint venture investments for financial reporting purposes, these revenues were included in the consolidated statements of income for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 as follows: interest income on mortgage loans of $8,937,000 and $14,568,000, respectively, and operating income from real estate of $2,853,000 and $1,531,000, respectively.

o        $2,405,000 and $3,699,000, respectively, from investments in CMBS.

o $2,387,000 and $3,327,000, respectively, of operating income from real estate previously owned by the Company (through a majority-owned partnership).

o $(1,091,000) and $17,000, respectively, of equity in earnings (losses) from its unconsolidated subsidiary, partnerships and other real estate ventures.

o $217,000 and $251,000, respectively, of interest income from short-term investments.

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

The Company incurred expenses of $9,530,000 and $16,631,000 during the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, respectively. These expenses are set forth below.

o $4,396,000 and $5,593,000, respectively, of interest expense (net of capitalized interest totaling $0 and $593,000, respectively) associated with the Company's credit facilities and five non-recourse loans secured by real estate.

o $1,140,000 and $2,206,000, respectively, of management fees, including $1,401,000 and $2,066,000, respectively, of base management fees payable to the Manager pursuant to the amended Management Agreement and $(261,000) and $140,000, respectively, of expense (credits) associated with compensatory options granted to the Manager. Costs associated with the compensatory options decreased during the period from January 1, 2000 through September 25, 2000 primarily as a result of a decrease in the expected volatility of the Company's stock. No incentive fees or operating deficit reimbursements were incurred during either of these periods.

o $1,018,000 and $1,437,000, respectively, of general and administrative costs, including $0 and $200,000, respectively, of resolution costs associated with a non-performing loan, $705,000 and $304,000, respectively, for professional services (including a financial advisor's fee during the period from January 1, 2000 through September 25, 2000), $172,000 and $234,000, respectively, for directors and officers' insurance, $20,000 and $192,000, respectively, of reimbursable costs pursuant to the amended Management Agreement, $(27,000) and $(8,000), respectively, related to compensatory options granted to certain members of the AMRESCO Group, $0 and $114,000, respectively, of dividend equivalent costs, $37,000 and $23,000, respectively, of fees paid to the Company's Independent Trust Managers for their services to the Company, $29,000 and $0, respectively, of fees paid to the Company's Chairman of the Board of Trust Managers and Chief Executive Officer for his services to the Company, $34,000 and $91,000, respectively, related to restricted stock awards to the Company's Independent Trust Managers and $17,000 and $111,000, respectively, of travel costs. Costs associated with the compensatory options decreased during the period from January 1, 2000 through September 25, 2000 primarily as a result of a decrease in the expected volatility of the Company's stock. These categories do not represent all general and administrative expenses.

o $0 and $1,737,000, respectively, of costs associated with an abandoned merger.

o $1,188,000 and $1,252,000, respectively, of depreciation expense, including $499,000 and $810,000, respectively, related to five grocery-anchored shopping centers and $689,000 and $442,000, respectively, related to loan investments that were accounted for as real estate.

o $0 and $1,084,000, respectively, of participating interest associated with amounts due to an affiliate.

o        $1,788,000 and $3,322,000, respectively, of provision for loan losses.
         During the year ended December 31, 1999, the Company charged-off $500,000 against an existing allowance for losses related to the non-performing loan referred to above. This loan is discussed further in this section of Management's Discussion and Analysis of Financial Condition and Results of Operations under the sub-heading "Loan Investments". No charge-offs were recorded during the period from January 1, 2000 through September 25, 2000.

Additionally, the Company realized losses of $4,267,000 during the period from January 1, 2000 through September 25, 2000 in connection with the sales of two of its CMBS holdings. The sales occurred in January 2000 and August 2000 resulting in losses totaling $130,000 and $4,137,000, respectively. No losses were realized during 1999.

During the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, minority interest in a subsidiary partnership's net income totaled $52,000 and $26,000, respectively.

Period from January 1, 2000 through September 25, 2000 Compared to Year Ended December 31, 1999

The Company's revenues decreased by $7,685,000, or 33%, from $23,393,000 to $15,708,000, due primarily to declines in interest income on mortgage loans of $5,631,000, income from commercial mortgage-backed securities of $1,294,000 and equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate ventures of $1,108,000. The declines in interest income on mortgage loans and income from commercial mortgage-backed securities were due, in part, to the shorter reporting period in 2000. Additionally, interest income on mortgage loans declined as a result of the fact that the Company had lower average outstanding balances during 2000 as compared to 1999; the decline in income from commercial mortgage-backed securities was also attributable to the sales (in January 2000 and August 2000) of two of the Company's CMBS holdings. The decrease in equity in earnings/losses of unconsolidated subsidiary, partnerships and other real estate ventures was due, in part, to the loss of revenue resulting from the sale of the unconsolidated subsidiary's CMBS investment in March 2000 and the Company's share of the loss realized in connection with such sale; furthermore, in addition to less favorable operating results from the partnership that the Company assumed control of on February 25, 1999, the 2000 results included $346,000 of costs associated with a settlement of alleged defaults under the partnership's first lien mortgage. Operating income from real estate increased by $382,000 as a result of the fact that the properties underlying two of the Company's ADC loan arrangements that had been accounted for as real estate were substantially completed on July 1, 1999 and October 1, 1999, respectively, and began producing operating income thereafter (one of these loans was repaid on September 14, 2000 while the other was not repaid until November 10, 2000). The increase in operating income from real estate which was attributable to ADC loan arrangements was partially offset by lower revenues from the real estate that had been owned by the Company (through a majority-owned partnership); revenues derived from the owned real estate were lower as a result of the sale of such real estate on June 14, 2000.

The Company's expenses decreased by $7,101,000, or 43%, from $16,631,000 to $9,530,000 as all expense categories were lower in the 2000 period as compared to 1999. The declines in interest expense and management fees were due, in part, to the shorter reporting period in 2000. Interest expense decreased by $1,197,000, a portion of which was attributable to lower average debt balances under the Company's two credit facilities and its non-recourse debt on real estate. The non-recourse debt was assumed by the buyer of the Company's real estate on June 14, 2000. The Company's base management fees decreased by $665,000, from $2,066,000 to $1,401,000, as a result of the shorter reporting period and the fact that the Company's average asset base (upon which the fee is calculated) was smaller during 2000 (as compared to 1999) while compensatory option charges (included in management fees) declined by $401,000, from $140,000 to $(261,000), as a result of a decrease in the value of the options. The decline in general and administrative expenses was due largely to the shorter reporting period in 2000. Additionally, during 1999, the Company incurred reimbursable costs under the Management Agreement of $192,000 and dividend equivalent costs of $114,000. During 2000, the Company did not incur any dividend equivalent costs as the dividend equivalents program was terminated in early 2000; furthermore, reimbursable costs were limited to $20,000 in 2000 as the provision of the Management Agreement which gave rise to such Manager cost reimbursements was terminated effective April 1, 2000. The Company's 1999 expenses included $1,737,000 of abandoned merger costs and $1,084,000 of participating interest in mortgage loans; no such costs were incurred during 2000. The Company incurred no participating interest in mortgage loans during 2000 as the financing arrangement giving rise to such costs was fully extinguished on November 1, 1999. The decrease in provision for loan losses of $1,534,000, from $3,322,000 to $1,788,000, was attributable to the fact that the Company's allowance for loan losses at September 25, 2000 was deemed to be adequate at that time.

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

Distributions

Historically, the Company's policy was to distribute at least 95% of its REIT taxable income to shareholders each year; to that end, dividends were paid quarterly through the first quarter of 2000. Under its original policy, dividends declared, as well as their federal income tax status, were as follows (in thousands, except per share amounts):

                                                                                                             FEDERAL INCOME
                                                                                                DIVIDEND       TAX STATUS
                                                                                                  PER     --------------------
                              DECLARATION           RECORD            PAYMENT       DIVIDEND     COMMON   ORDINARY    RETURN OF
                                 DATE                DATE               DATE          PAID       SHARE     INCOME      CAPITAL
                              -----------           ------            -------       --------    --------  ---------   ---------

 1998

 Period from May 12, 1998
    through June 30, 1998  July 23, 1998      July 31, 1998      August 17, 1998    $ 1,001       $0.10    $0.1000     $    --
 Third Quarter             October 22, 1998   October 31, 1998   November 16, 1998    2,401        0.24     0.2400          --
 Fourth Quarter            December 15, 1998  December 31, 1998  January 27, 1999     4,002        0.40     0.4000          --
                                                                                    -------       -----    -------     -------

                                                                                    $ 7,404       $0.74    $0.7400     $    --
                                                                                    =======       =====    =======     =======

 1999

 First Quarter             April 22, 1999     April 30, 1999     May 17, 1999       $ 3,602       $0.36    $0.3268     $0.0332
 Second Quarter            July 22, 1999      July 31, 1999      August 16, 1999      3,906        0.39     0.3466      0.0434
 Third Quarter             October 21, 1999   October 31, 1999   November 15, 1999    4,006        0.40     0.3555      0.0445
 Fourth Quarter            December 15, 1999  December 31, 1999  January 27, 2000     4,407        0.44     0.3911      0.0489
                                                                                    -------       -----    -------     -------

                                                                                    $15,921       $1.59    $1.4200     $0.1700
                                                                                    =======       =====    =======     =======
 2000

 First Quarter             April 25, 2000     May 4, 2000        May 15, 2000       $ 3,405       $0.34    $0.3400     $    --
                                                                                    =======       =====    =======     =======

A portion of each of the distributions declared in 1999 was classified as a non-taxable return of capital as a result of the merger related charges described above.

On September 26, 2000, shareholders approved the liquidation and dissolution of the Company. As a result, the Company's dividend policy was modified to provide for the distribution of the Company's assets to its shareholders. To date, the Company has declared five liquidating distributions pursuant to the Plan of Liquidation and Dissolution. The following table sets forth information regarding the declaration, record and payment dates for these liquidating distributions (in thousands, except per share amounts).

                                                                                                                  DISTRIBUTION
                                                                                                                      PER
                                              DECLARATION           RECORD           PAYMENT          TOTAL          COMMON
                                                  DATE               DATE              DATE       DISTRIBUTION       SHARE
                                              -----------           ------           -------      ------------    ------------
  First Liquidating Distribution          September 27, 2000  October 6, 2000    October 19, 2000     $  3,012        $ 0.30
  Second Liquidating Distribution         October 31, 2000    November 9, 2000   November 21, 2000       3,514          0.35
  Third Liquidating Distribution          December 21, 2000   December 31, 2000  January 17, 2001        3,514          0.35
                                                                                                      --------        ------
      Total Liquidating Distributions
          Declared in 2000                                                                              10,040          1.00
                                                                                                      --------        ------

  Fourth Liquidating Distribution         March 8, 2001       March 19, 2001     March 30, 2001         26,104          2.60
  Fifth Liquidating Distribution          July 19, 2001       July 30, 2001      August 9, 2001         70,280          7.00
                                                                                                      --------        ------

      Total Liquidating Distributions
          Declared in 2001                                                                              96,384          9.60
                                                                                                      --------        ------
      Total Liquidating Distributions
          Declared to Date                                                                            $106,424        $10.60
                                                                                                      ========        ======

As described above, the Company currently expects to make one final liquidating distribution on or about April 30, 2002. The timing and amount of this liquidating distribution will be at the discretion of the Board of Trust Managers and will be dependent upon the Company's anticipated wrap-up expenses, reserve requirements, if any, and such other factors as the Board of Trust Managers deems relevant. The Company believes that its final liquidating distribution will be sufficient to allow it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), through the date of its dissolution. Tax basis income differs from the operating results reported for financial reporting purposes under the historical cost (or going concern) basis of accounting and the liquidation basis of accounting due to differences in methods of accounting for revenues, expenses, gains and losses. As a result of these accounting differences, net income (under the historical cost [or going concern] basis of accounting) and the increase/decrease in net assets from operating activities (under the liquidation basis of accounting) are not necessarily indicative of the distributions which must be made by the Company in order for it to continue to qualify as a REIT under the Code.

For the years ended December 31, 2001 and 2000, $9.60 per share and $1.00 per share, respectively, were reported to the Company's shareholders (for federal income tax purposes) as liquidating distributions. The Company believes that distributions made to shareholders pursuant to its Plan of Liquidation and Dissolution will be treated for federal income tax purposes as distributions in a complete liquidation. In this case, in general, shareholders will realize, for federal income tax purposes, gain or loss equal to the difference between the cash distributed to them from the liquidating distributions and their adjusted tax basis in their shares. Tax consequences to shareholders may differ depending upon their circumstances. Shareholders are encouraged to consult with their own tax advisors.

Loan Investments

During the period from May 12, 1998 (inception of operations) through December 31, 1998, the Company assembled a portfolio of 21 loans. During the year ended December 31, 1999, three loan originations were closed (the last of which occurred in August 1999), six of the Company's loans were fully repaid and four loans were sold to AMRESCO Commercial Finance, Inc., a member of the AMRESCO Group. Finally, one loan was reclassified, net of a $500,000 charge-off, to investment in unconsolidated subsidiary following the subsidiary's acquisition (through foreclosure on February 25, 1999) of the partnership interests of one of the Company's borrowers. During the year ended December 31, 2000, six of the Company's loans were fully repaid. As further described below, $1,250,000 was received in complete satisfaction of another loan. One additional loan was repaid at an amount which was $576,000 less than its par (or face) value. Prior to September 26, 2000, this loan had been accounted for as real estate for financial reporting purposes; upon adoption of liquidation basis accounting, the carrying value of this ADC loan arrangement was increased to the amount that was ultimately realized when the loan was repaid on November 10, 2000. At December 31, 2000, the Company had commitments to fund $92.270 million (under five loans), of which $88.401 million was outstanding.

During the year ended December 31, 2001, three of the Company's loans were fully repaid; at their respective disposition dates, these three loans had amounts outstanding totaling $31.549 million. Additionally, in June 2001, the Company received $42.382 million in complete satisfaction of another loan; at the time of the settlement, amounts outstanding under this loan totaled $42.882 million (at December 31, 2000, $42.152 million was outstanding under this loan).

On March 21, 2002, the Company sold its remaining mortgage loan, a mezzanine investment, to an unaffiliated third party for $10,300,000. During the year ended December 31, 2001, the Company reduced the carrying value of this loan by $4,400,000, from $14,700,000 (the amount outstanding) to $10,300,000.
Additionally, during the year ended December 31, 2001, the Company reduced the carrying value of the related accrual rate interest receivable by $673,000, from $673,000 to $0.

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

A mezzanine (second lien) loan with an outstanding balance of $6,839,000 and a recorded investment of $6,659,000 was over 30 days past due as of December 31, 1998. The allowance for loan losses related to this investment totaled $500,000 at December 31, 1998. On February 25, 1999, an unconsolidated taxable subsidiary of the Company assumed control of the borrower (a partnership) through foreclosure of the partnership interests. In addition to the mezzanine mortgage, the 909,000 square foot mixed-use property was encumbered by a $17 million non-recourse first lien mortgage provided by an unaffiliated third party. The first lien mortgage, which was fully repaid on March 5, 2001, required interest only payments throughout its term. On March 11, 1999, the first lien lender notified the Company that it considered the first lien loan to be in default because of defaults under the Company's mezzanine loan; however, it did not give notice of an intention to accelerate the balance of the first lien loan at that time. On September 21, 1999, a subsidiary of the Company entered into a non-binding letter agreement with a prospective investor who intended to make a substantial equity commitment to the project. Under the terms of the agreement, the Company would have continued to have an interest in the project as an equity owner. On March 16, 2000, the first lien lender gave notice to the partnership of its intention to accelerate the first lien loan in the event that certain alleged non-monetary events of default were not cured. In addition to the alleged default described above, the first lien lender asserted that the borrower permitted a transfer of a beneficial interest in the partnership in violation of the loan agreement and that it had failed to perform certain obligations under the Intercreditor Agreement. The notice also specified that, as a result of the alleged defaults, interest had accrued at the default rate from the date of the earliest event of default. Through March 2000, all interest payments at the stated rate had been made in accordance with the terms of the first lien mortgage. Under the terms of a negotiated settlement, the borrower paid $250,000 of default interest to the first lien lender. Additionally, the borrower reimbursed the first lien lender for its legal fees and other costs incurred in connection with the negotiation and closing of the settlement. These fees and other costs totaled approximately $96,000. Following the payment of these amounts on May 19, 2000, all of the alleged defaults under the first lien mortgage were cured. Initially, the first lien lender indicated a willingness to permit the to-be-formed investment partnership to assume the first lien mortgage; however, the parties ultimately could not agree on the terms of an assumption agreement. At that time, the Company was informed by the prospective investor that it was negotiating with two lenders in an effort to secure take-out financing for the first lien mortgage and that such financing was expected to be in place by December 2000. In early December 2000, the prospective investor informed the Company that it was abandoning the proposed transaction. Immediately thereafter, the Company retained a broker and proceeded to market the property for sale. On January 24, 2001, the partnership entered into an agreement to sell the property at a gross sales price of $18,250,000. Through February 28, 2001, the partnership received non-refundable deposits totaling $1,150,000 from the purchaser. The closing was originally scheduled to occur on March 1, 2001 (the maturity date of the first lien mortgage); however, the purchaser was entitled to extend the closing date to April 2, 2001 upon payment of an extension fee of $100,000. The non-refundable extension fee was received by the partnership on February 28, 2001. Under the terms of the extension, the purchaser was obligated to reimburse the partnership (up to $100,000) for costs that it might be charged by the first lien lender as a result of the partnership's failure to repay the first lien mortgage on or before its scheduled maturity date. These costs, totaling $9,000, were reimbursed by the purchaser on March 5, 2001 (the date on which the sale was consummated). At closing, $17 million was received from the purchaser; such proceeds were used to fully extinguish the first lien mortgage. The balance of the sales price (or $100,000) was evidenced by a promissory note which was collected (by the partnership) on July 24, 2001. Concurrent with its adoption of liquidation basis accounting, the Company reduced the carrying value of its investment in the unconsolidated taxable subsidiary by $1,000,000. As a result of the events which occurred in December 2000 and January 2001, the Company reduced the carrying value of this investment by an additional $3,114,000 as of December 31, 2000; this adjustment was reported as a change in estimated net realizable value in the audited consolidated statement of changes in net assets in liquidation. During the first quarter of 1999, the Company charged-off $500,000 against the allowance for losses related to this investment which amount represented management's estimate at that time of the amount of the expected loss which could result upon a disposition of the collateral. At December 31, 2000, the carrying value of the Company's investment in its taxable subsidiary totaled $2,000,000, which amount represented management's estimate at that time of the value that it expected to derive from such investment as a result of the transaction described above. During the period from March 6, 2001 through December 31, 2001, the Company received distributions totaling $2,155,000 from the taxable subsidiary. During the year ended December 31, 2001, the Company increased the carrying value of its investment in the unconsolidated taxable subsidiary by $183,000. On March 6, 2002, the Company received a final distribution of $28,000 from the taxable subsidiary.

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

As of December 31, 2000, the Company's CMBS investments were summarized as follows (in thousands):

                                                                         Estimated
                                                                            Net
                              Security     Amortized      Unrealized     Realizable
                Security       Rating         Cost          Losses          Value
                --------      --------     ---------      ----------     ----------
                   G             BB-        $  4,305      $ (1,131)       $  3,174
                   H             B            15,880        (4,812)         11,068
                   J             B-            3,167          (798)          2,369
                                            --------      --------        --------

                                            $ 23,352      $ (6,741)       $ 16,611
                                            ========      ========        ========

On January 18, 2001, the Company sold its remaining CMBS holdings to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16.555 million plus accrued interest of $266,000, of which $170,000 was accrued as of December 31, 2000. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). At the time of closing, the Buyer informed the Company that it had no present intention to terminate AMRESCO Investments' appointee and that its future decisions with regard to the special servicer would be based upon the servicer's performance. When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, are included in accounts payable and other liabilities at December 31, 2001; such expenses were considered when estimating the net realizable value of the Company's CMBS at December 31, 2000. Based on the terms of the sale (as described above), the Company increased the carrying value of its CMBS by $307,000 on December 31, 2000. This adjustment was reported as a change in estimated net realizable value in the audited consolidated statement of changes in net assets in liquidation.

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

Previously, the Company's unconsolidated taxable subsidiary held interests (indirectly) in a partnership which, until March 5, 2001, had owned a 909,000 square foot mixed-use property in Columbus, Ohio. This investment is described above under the sub-heading "Loan Investments".

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

At the date of this report, the Company's principal demand for liquidity is cash for operations, including funds which will be required to pay its management fees and its general and administrative expenses, including those that will be incurred in connection with the wrap-up of the Company's affairs. As its real estate investment portfolio has been completely liquidated, the Company no longer has any capital requirements. The Company's principal source of liquidity is its cash reserves. The Company believes that its cash reserves will be sufficient to meet the Company's currently expected liquidity requirements through the date of its dissolution.

Previously, the Company was a party to a line of credit agreement and a repurchase agreement. Borrowings under the line of credit, which was provided by Prudential Securities Credit Corporation, LLC (PSCC), could be used to finance a portion of the Company's structured loan and equity real estate investments. The repurchase agreement was provided by Prudential-Bache International, Ltd., an affiliate of PSCC; borrowings under this facility could be used to finance a portion of the Company's portfolio of mortgage-backed securities. Both of the Company's credit facilities bore interest at variable rates based on a spread over LIBOR. The repurchase agreement and the line of credit agreement matured on June 30, 2000 and April 30, 2001, respectively. All amounts then outstanding under these facilities were fully repaid on June 16, 2000 and November 14, 2000, respectively.

To reduce the impact that rising interest rates would have on its floating rate indebtedness, the Company periodically entered into interest rate cap agreements with a major international financial institution. These interest rate cap agreements entitled the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeded certain thresholds. During 2000 and 1999, amounts due from the counterparty totaled $70,000 and $13,000, respectively. There were no margin requirements associated with the interest rate caps and therefore there was no liquidity risk associated with this particular hedging instrument.

In connection with a previous amendment and extension of its line of credit, the Company granted warrants to Prudential Securities Incorporated ("PSI"), an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represented the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation. On September 25, 2000, PSI purchased 20,863 of the Company's common shares by tendering all 250,002 warrants. No cash was received by the Company in connection with this issuance of common shares.

REIT STATUS

Management expects the Company to continue to qualify as a REIT for federal income tax purposes through the date of its final dissolution. As a REIT, the Company will not pay income taxes at the trust level on any taxable income which is distributed to its shareholders. Qualification for treatment as a REIT requires the Company to meet specified criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Company may, however, be subject to tax at normal corporate rates on any ordinary income or capital gains not distributed. Given the changes in the nature of the Company's assets and in the Company's sources of income during the liquidation process and the need to retain assets to meet liabilities, there can be no assurance that the Company will continue to meet the REIT qualification tests. If the Company ceases to qualify as a REIT for any taxable year, it would not be entitled to deduct dividends paid to shareholders from its taxable income. In this case, the Company would be liable for federal income taxes with respect to its gains from sales of assets and the Company's income from operations for that year and for subsequent taxable years, if any. Prior to its liquidation in March 2002, AMREIT II, Inc., the Company's "taxable REIT subsidiary", was subject to tax at the corporate level.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends that forward-looking statements be subject to such Act and any similar state or federal laws. Forward-looking statements, which are based on various assumptions, include statements regarding the intent, belief or current expectations of the Company, its Manager, and their respective Trustees or directors and officers, and may be identified by reference to a future period or periods or by use of forward-looking terminology such as "intends," "may," "could," "will," "believe," "expect," "anticipate," "plan," or similar terms or variations of those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, changes in prevailing short-term interest rates, credit risks, conditions which may affect public securities markets generally, changes in federal income tax laws and regulations, and other risks described from time to time in the Company's SEC reports and filings, including its registration statement on Form S-11 and periodic reports on Form 10-Q, Form 8-K and Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At the date of this report, the Company is a party to certain financial instruments (trade receivables and payables and amounts due to manager) which, due to their short-term nature, are not subject to market risk; accordingly, no discussion of these instruments is provided herein. Previously, the Company was a party to two credit facilities, each of which bore interest at floating rates. One of the facilities was used to finance a portion of the Company's commercial mortgage-backed securities (the "Repurchase Agreement") while the other facility was used to finance some of the Company's structured loan and equity real estate investments (the "Line of Credit"). The Repurchase Agreement and the Line of Credit were fully repaid on June 16, 2000 and November 14, 2000, respectively. During the period from January 1, 1999 through November 1, 2000, the Company was also a party to several interest rate cap agreements which it entered into in order to mitigate the market risk exposure associated with its floating rate credit facilities. As of December 31, 2001, the Company held one mezzanine (second lien) loan which was subject to market risk. As this loan was sold on March 21, 2002, no discussion of market risk exposures related to mortgage loans is provided herein. Similarly, no discussion of market risk exposures related to commercial mortgage-backed securities ("CMBS") is provided in this report as the Company sold its remaining CMBS holdings on January 18, 2001.

All of the Company's financial instruments, including its derivative financial instruments, were entered into for purposes other than trading. The Company has not entered into, nor does it intend to enter into, any financial instruments for trading or speculative purposes. As the Company has no investments outside of the United States, it is not (nor was it) subject to foreign currency exchange rate risk.

As a real estate investment trust, the Company is subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended, as it relates to the use of derivative instruments, particularly with regard to hedging fair value exposures. As a result, the Company generally did not attempt to hedge its exposure to changes in the fair value of its investments through the use of derivative instruments. Instead, these exposures were managed by the Company through its diversification efforts and strict underwriting of its investments. Furthermore, the Company generally intended to hold its mortgage loan investments to maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herein at pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

TRUST MANAGERS

Currently, the Company's Board of Trust Managers is comprised of six members, one of which was affiliated with AMREIT Managers, L.P. ("AMREIT Managers"), the Company's Manager, through March 31, 2000, one of which was so affiliated through November 15, 2000, and four of whom are independent trust managers. As required by the Company's Declaration of Trust, the Board of Trust Managers is divided into three classes. Each class consists of two trust managers, at least one of whom is an independent trust manager. As defined in the Company's Bylaws, an independent trust manager is a natural person who is not an officer or employee of the Company or any of its affiliates, or an affiliate of any advisor or manager to the Company under any advisory or management agreement with the Company. In addition, except for acting as a trust manager or as a director of any entity controlled by the Company, an independent trust manager cannot have performed more than a "de minimus" amount of service for the Company or had a material business relationship with AMREIT Managers or any other advisor or manager of the Company. The term of office of one class of trust managers expires each year at the annual meeting of shareholders. The initial term of office of the Class III trust managers was scheduled to expire at the 2001 annual meeting of shareholders; as a result of the fact that the Company elected not to hold a 2001 annual meeting, the term of office of the Class III trust managers will continue until the Company files its articles of dissolution, which currently is expected to occur in May 2002. The terms of office of the Class I and Class II trust managers were scheduled to expire at the 2002 and 2003 annual meetings of shareholders, respectively, but such terms are now expected to expire on the date that the Company files its articles of dissolution.

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

The following table sets forth certain information with respect to the Company's current trust managers:

                                                                                  Trust
                                                                                 Manager            Board
            Name               Age               Position                         Since   Class   Committees
-------------------------      ---   ---------------------------------------     -------  -----   ----------

Robert L. Adair III            58    Chairman of the Board of Trust Managers      1998       I    (a)(b)
                                         and Chief Executive Officer
John C. Deterding              70    Independent Trust Manager                    1998       I    (a)(b)(d)
Bruce W. Duncan                50    Independent Trust Manager                    1998      II    (a)(b)(c)
Robert H. Lutz, Jr.            52    Trust Manager                                1998      II    (a)
Christopher B. Leinberger      51    Independent Trust Manager                    1998     III    (a)(c)(d)
James C. Leslie                46    Independent Trust Manager                    1998     III    (b)(c)(d)

(a)        Member of the Executive Committee

(b)        Member of the Investment Committee

(c)        Member of the Audit Committee

(d)        Member of the Compensation Committee

Robert L. Adair III is Chairman of the Board of Trust Managers and Chief Executive Officer of the Company. Mr. Adair has served as Chief Executive Officer of the Company since November 1998 and has served as Chairman of the Board of Trust Managers of the Company since its inception in 1998. From 1994 through March 31, 2000, Mr. Adair also served as a director, President and Chief Operating Officer of AMRESCO, INC. Mr. Adair served AMRESCO, INC. and its predecessors in various capacities since 1987. Since December 2000, Mr. Adair has served as President of Real Estate Value Managers, a real estate advisory company. From July 1998 to February 2002, Mr. Adair also served as a director of Stratus Properties, Inc. He holds a B.B.A. degree from The University of Texas and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

 John C. Deterding is a member of the Board of Trust Managers and has served in such capacity since May 1998. Mr. Deterding served as Senior Vice President and General Manager of the Commercial Real Estate Division of General Electric Capital Corporation ("GECC") from 1975 to June 1993. From November 1989 to June 1993, Mr. Deterding also served as Chairman of the General Electric Real Estate Investment Company, a privately-held REIT. From 1986 to 1993, Mr. Deterding served as a Director of GECC Financial Corporation. Since retiring from GECC in June 1993, Mr. Deterding has worked as a private real estate consultant. He served as a director of Patriot American Hospitality Inc. / Wyndham International, a publicly-held REIT (or its predecessors) from September 1995 to June 1999. He currently serves as a board member of U.S. Restaurant Properties, Inc., a publicly-traded REIT, and as a trustee of Fortress Investment Fund. He holds a B.S. degree from the University of Illinois.

Bruce W. Duncan is a member of the Board of Trust Managers and has served in such capacity since May 1998. Since March 2002, Mr. Duncan has served as a board member and President of Equity Residential Properties Trust, a publicly-traded REIT. From 1995 until its sale in March 2000, Mr. Duncan was the Chairman, President and Chief Executive Officer of Cadillac Fairview Corporation Limited ("Cadillac Fairview"). Prior to joining Cadillac Fairview, Mr. Duncan worked for JMB Realty Corporation from 1978 to 1992, where he served as Executive Vice President and a member of the Board of Directors. From 1992 to 1994, he was President and Co-Chief Executive Officer of JMB Institutional Realty Corporation. From 1994 to 1995, he was with Blakely Capital, Inc. From March 2000 to March 2002, Mr. Duncan focused on his personal investments. Mr. Duncan is a member of the Board of Trustees of Starwood Hotels and Resorts Worldwide, Inc. and is a member of the Partnership Committee of The Rubenstein Company, L.P., a privately owned real estate operating company focusing on office properties in the mid-Atlantic region. Mr. Duncan holds an M.B.A. degree from the University of Chicago and an undergraduate degree from Kenyon College. He is also a Certified Public Accountant.

Robert H. Lutz, Jr. is a member of the Board of Trust Managers and has served in such capacity since the Company's inception in 1998. From May 1994 through November 15, 2000, Mr. Lutz served as Chief Executive Officer of AMRESCO, INC. From May 1994 through March 31, 2000, Mr. Lutz also served as Chairman of the Board of AMRESCO, INC. Since November 2000, Mr. Lutz has focused on his personal investments. From November 1991 to May 1994, Mr. Lutz was President of Allegiance Realty, a real estate management company. Mr. Lutz is also a director of Felcor Lodging Trust, a publicly-traded REIT. He holds a B.A. degree from Furman University and an M.B.A. degree from Georgia State University.

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

James C. Leslie is a member of the Board of Trust Managers and has served in such capacity since May 1998. From 1996 through March 2001, Mr. Leslie served as President and Chief Operating Officer of The Staubach Company. From 1988 through March 2001, Mr. Leslie also served as a director of the Staubach Company. Mr Leslie was President of Staubach Financial Services from January 1992 until February 1996. From 1982 until January 1992, Mr. Leslie served as Chief Financial Officer of The Staubach Company. Since March 2001, Mr. Leslie has focused on his personal investments. Mr. Leslie is President and a board member of Wolverine Holding Company, and serves on the boards of Stratus Properties, Inc. and the North Texas Chapter of the Arthritis Foundation. Mr. Leslie holds a B.S. degree from The University of Nebraska and an M.B.A. degree from The University of Michigan Graduate School of Business.

EXECUTIVE OFFICERS

Set forth below are the names and ages of all executive officers of the Company. The executive officers of the Company serve at the discretion of, and are elected annually by, the Board of Trust Managers. Each officer holds office until his successor is duly elected and qualified or until death, resignation or removal, if earlier.

        Name                       Age                                        Position
-----------------------            ---       -------------------------------------------------------------------------
Robert L. Adair III (1)             58       Chairman of the Board of Trust Managers and Chief Executive Officer
David M. Striph                     43       President and Chief Investment Officer
Thomas R. Lewis II                  39       Senior Vice President, Chief Financial and Accounting Officer, Controller
                                                 and Secretary

(1) See section entitled "Trust Managers" above for biographical information regarding Mr. Adair.

David M. Striph is President and Chief Investment Officer of both the Company and AMREIT Managers and has served in such capacity since January 1, 2001. As President and Chief Investment Officer, Mr. Striph has had primary responsibility for the day-to-day management and liquidation of the Company's investments. From February 2000 until December 31, 2000, Mr. Striph served as Executive Vice President and Chief Investment Officer of the Company. Mr. Striph has served as one of the Company's executive officers since November 1998. Initially, his primary responsibilities included nationwide business development and management of the staff responsible for the origination, underwriting and portfolio management of the Company's high-yield commercial real estate mortgages and equity investments. Mr. Striph was the Western Division Manager for AMRESCO, INC.'s Real Estate Structured Finance Group from December 1996 until August 1998. Mr. Striph was employed by AMRESCO, INC. from 1994 until June 30, 2001. From 1994 through August 1998, Mr. Striph served in various positions within AMRESCO, INC.'s former Asset Management/Loan Workout division. Since July 2001, Mr. Striph has served as Vice President and Regional Manager of the Commercial Real Estate Division of Fremont Investment and Loan. Mr. Striph has over 15 years of real estate lending/banking experience including owning a commercial mortgage brokerage company for five years. Mr. Striph has a B.S. Degree from Southern Illinois University and is a licensed real estate broker.

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

Based solely on a review of the copies of such reports furnished to the Company and representations from the officers and trust managers, the Company believes that all Section 16(a) filing requirements with respect to fiscal 2001 applicable to its officers, trust managers and greater than 10% beneficial owners were satisfied by such persons.

ITEM 11. EXECUTIVE COMPENSATION

The Company does not pay a salary or bonus to its executive officers, nor does it currently provide any other compensation or incentive programs to its executive officers other than its Chief Executive Officer and its President and Chief Investment Officer. Effective April 1, 2000, the Company's Chairman of the Board of Trust Managers and Chief Executive Officer is paid a quarterly fee of $15,000 for his services to the Company. Prior to April 1, 2000, this executive officer was affiliated with AMRESCO, INC. and the Manager and was not compensated by the Company other than as described below. Effective July 1, 2001, the Company's President and Chief Investment Officer is paid a monthly fee of

$5,000 for his services to the Company; prior to July 1, 2001, this executive officer was employed by AMRESCO, INC. (through the Manager) and was not compensated by the Company other than as described below.

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

Other than the Company's Chief Executive Officer and its President and Chief Investment Officer, AMREIT Managers, at its expense, provides all personnel necessary to conduct the business of the Company. Under the terms of a Management Agreement, as amended, AMREIT Managers receives a base management fee and operating deficit reimbursements for its services to the Company. For a description of the amended Management Agreement, see caption entitled "The Manager" in Item 13 "Certain Relationships and Related Transactions". Excluding the compensation associated with past share option awards and dividend equivalents and the fees which are currently being paid to the Company's Chief Executive Officer and its President and Chief Investment Officer, AMREIT Managers pays all salaries, bonuses and other compensation to the Company's executive officers. In February 2000, Messrs. Striph and Lewis entered into retention and severance arrangements with AMREIT Managers; as described in Item 13 of this report, the Company accrued (in 2000) an amount equal to the amount of termination benefits expected to be payable to these officers and certain other employees of the Manager. Some of these costs have already been borne by the Company through operating deficit reimbursements to AMREIT Managers in 2001; the remainder of these costs is expected to be borne by the Company in 2002 (through operating deficit reimbursements to AMREIT Managers).

The following tables summarize the compensation provided by the Company to its named executive officers during the years ended December 31, 2001, 2000 and 1999. No stock appreciation rights ("SARs") were granted during any of these years.

SUMMARY COMPENSATION TABLE

                                                       Annual Compensation             Long-Term Compensation
                                                   ---------------------------   -----------------------------------
                                                                                              Number of    Long-Term
                                                                     Other       Restricted   Securities   Incentive
                   Name                                              Annual         Stock     Underlying      Plan     All Other
                   and                             Salary  Bonus  Compensation      Awards   Options/SARs    Payouts  Compensation
            Principal Position              Year    ($)     ($)       ($)            ($)       Granted         ($)       ($)(1)
------------------------------------------- -----  ------  -----  ------------   ----------  ------------  ---------  ------------
Robert L. Adair III, Chairman of the        2001     --      --        --            --           --           --         60,000
   Board of  Trust Managers and Chief       2000     --      --        --            --           --           --         45,000
   Executive Officer                        1999     --      --        --            --           --           --         11,925

David M. Striph, President and              2001     --      --        --            --           --           --         30,000
     Chief Investment Officer               2000     --      --        --            --           --           --             --
                                            1999     --      --        --            --           --           --          1,860

Thomas R. Lewis II, Senior Vice             2001     --      --        --            --           --           --             --
   President, Chief Financial and           2000     --      --        --            --           --           --             --
   Accounting Officer, Controller and       1999     --      --        --            --           --           --          1,590
   Secretary

(1) For the years ended December 31, 2001 and 2000, all other compensation is comprised solely of fees paid to Messrs. Adair and Striph for their services to the Company. The amounts paid to Mr. Adair include fees for his services as both Chairman of the Board of Trust Managers and Chief Executive Officer. For the year December 31, 1999, all other compensation is comprised solely of non-preferential dividend equivalents earned by the executive officers. Dividend equivalents were paid to the executive officers on August 16, 1999, November 15, 1999 and January 27, 2000. The payments made on these dates totaled the amounts shown above.

SHARE OPTION/SAR GRANTS IN FISCAL 2001

During fiscal 2001, no share options or SARs were granted to the Company's executive officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of Securities            Value of Unexercised
                                                                Underlying Unexercised            In-the-Money Options
                                 Shares                      Options at December 31, 2001        at December 31, 2001 ($)
                               Acquired on       Value       -----------------------------    -----------------------------
           Name               Exercise (#)   Realized ($)    Exercisable     Unexercisable    Exercisable     Unexercisable
  ---------------------       ------------   ------------    -----------     -------------    -----------     -------------
  Robert L. Adair III              --             --            33,750           11,250             --              --
  David M. Striph                  --             --             4,500            1,500             --              --
  Thomas R. Lewis II               --             --             4,500            1,500             --              --

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

On March 29, 2000, the Board of Trust Managers determined to instead pay each independent trust manager an annual fee of $20,000, payable quarterly in advance, plus $1,000 for each special meeting that he attends. These fee provisions were extended to include Mr. Lutz following his resignation from AMRESCO, INC. on November 15, 2000. During the years ended December 31, 2001 and 2000, fees paid to the independent trust managers and Mr. Lutz totaled $120,000 and $58,000, respectively. Effective April 1, 2000, the Company pays Mr. Adair an annual fee of $60,000, payable quarterly in advance, for his services as both Chairman of the Board of Trust Managers and Chief Executive Officer; such compensation was approved by the Board of Trust Managers on March 29, 2000. During the years ended December 31, 2001 and 2000, Mr. Adair was paid fees totaling $60,000 and $45,000, respectively. The Company did not separately compensate Messrs. Adair and Lutz prior to April 1, 2000 and November 15, 2000, respectively, other than through its Share Option and Award Plan and dividend equivalents program. All trust managers are reimbursed for their costs and expenses in attending meetings of the Board of Trust Managers (or any committee thereof).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2001, the Company's Compensation Committee consisted of Christopher B. Leinberger, John C. Deterding and James C. Leslie, none of whom was, prior to or during 2001, an officer or employee of the Company or any of its affiliates. None of the Company's officers nor its affiliates' officers served as a member of the compensation committee or similar committee or board of directors of any entity whose members served on the Company's Compensation Committee. None of such persons had any relationships requiring disclosure under applicable rules and regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 2002, there were 10,039,974 shares of the Company's common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 15, 2002 by: (1) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (2) the Company's Trust Managers; (3) the Company's named executive officers; and (4) all Trust Managers and executive officers as a group. Unless otherwise indicated in the footnotes, all such shares of common stock are owned directly and the indicated person has sole voting and investment power with respect thereto.

                                                                                                 Percentage of
                                                                   Amount and Nature of          Common Shares
                 Name of Beneficial Owner (1)                      Beneficial Ownership        Beneficially Owned
  -----------------------------------------------------------      --------------------        ------------------
  Farallon Capital Management, L.L.C. .......................          1,722,011(2)                 17.15%
  Taunus Corporation/Deutsche Banc Alex. Brown Inc ..........          1,290,900(3)                 12.86%
  AMREIT Managers, L.P. .....................................          1,000,011(4)                  9.06%
  FMR Corp. .................................................            578,694(5)                  5.76%
  John C. Deterding .........................................             23,750(6)                    *
  Bruce W. Duncan ...........................................             37,450(6)                    *
  Christopher B. Leinberger .................................             29,000(6)                    *
  James C. Leslie ...........................................             28,750(6)                    *
  Robert H. Lutz, Jr. .......................................             55,000(7)                    *
  Robert L. Adair III .......................................            125,000(8)                  1.24%
  David M. Striph ...........................................             10,250(9)                    *
  Thomas R. Lewis II ........................................              7,000(9)                    *
  All Trust Managers and executive officers as
      a group (8 persons) ...................................            316,200(10)                 3.09%

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

(3) The information set forth above is based solely on the Schedule 13G filed by Taunus Corporation and Deutsche Banc Alex. Brown Inc. with the SEC on March 5, 2002. In such Schedule 13G, Deutsche Banc Alex. Brown Inc. reported that it had sole voting power and sole dispositive power with respect to 1,290,900 shares. Taunus Corporation reported that it had sole voting power and sole dispositive power over 1,290,900 shares, which included the shares reported by Deutsche Banc Alex. Brown Inc. and with respect to which Taunus Corporation declared, pursuant to Rule 13d-4 under the Securities Exchange Act of 1934 (the "Act"), that the filing of such Schedule 13G was not an admission that it is the beneficial owner of such shares for purposes of Section 13(d) or 13(g) of the Act. The address of Taunus Corporation and Deutsche Banc Alex. Brown Inc. is 31 West 52nd Street, New York, New York 10019. The Company has notified Taunus Corporation and Deutsche Banc Alex. Brown Inc. that their beneficial ownership of the Company's common shares exceeds the ownership limits set forth in the Company's Amended and Restated Declaration of Trust (the "Declaration of Trust") and that they must therefore dispose of sufficient shares in order to become compliant with the Declaration of Trust.

(4) Represents options which are exercisable by AMREIT Managers, L.P. within 60 days to purchase 1,000,011 common shares. AMREIT Managers' address is 700 North Pearl Street, Suite 1900, Dallas, Texas 75201.

(5) The information set forth above is based solely on the Schedule 13G filed by FMR Corp. with the SEC on February 13, 2002. FMR Corp. reported that, through its subsidiaries, it had sole dispositive power with respect to all such shares and sole voting power with respect to 225,094 of such shares. FMR Corp. is the parent holding company of an investment management company registered under Section 203 of the Investment Advisers Act of 1940 that provides investment advisory and management services to its clients. FMR Corp. disclaims investment power or voting power over any of the securities referenced above; however, it may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Securities Exchange Act of 1934. FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(6) Includes options which are exercisable within 60 days to purchase 20,000 common shares.

(7) Includes options which are exercisable within 60 days to purchase 45,000 common shares. Excludes 5,000 shares of the Company's common stock that are owned by Mr. Lutz's spouse as to which Mr. Lutz disclaims ownership.

(8) Includes options which are exercisable within 60 days to purchase 45,000 common shares.

(9) Includes options which are exercisable within 60 days to purchase 6,000 common shares.

(10) Includes options which are exercisable within 60 days to purchase 182,000 common shares.

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

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation in response to the changes in the Company's business strategy. In addition to the base management fee described above, the Manager is entitled to receive reimbursement for its quarterly operating deficits, if any, from and after April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Currently, AMRESCO (through the Manager) employs 2 people who are fully dedicated to the Company. As part of the modification, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated. Prior to the modifications, the Manager could have been entitled to a termination fee in the event that the Management Agreement was terminated by the Company without cause, including a termination resulting from the liquidation and dissolution of the Company. The termination fee would have been equal to the sum of the Manager's base management fee and incentive compensation earned during the twelve-month period immediately preceding the termination.

During the year ended December 31, 2001, the following amounts were charged to the Company by the Manager under the terms of the amended Management Agreement (in thousands):

             Base management fees                      $  575
             Incentive compensation                        --
             Reimbursable expenses                         --
             Operating deficit reimbursements           1,286
                                                       ------

                                                       $1,861
                                                       ======

As set forth above, operating deficit reimbursements totaled $1,286,000, of which $884,000 was attributable to termination benefits which were paid to departing employees of the Manager during the year ended December 31, 2001 (one of which was the Company's President and Chief Investment Officer). Amounts approximating these termination benefits ($874,000), and amounts approximating those paid to the remaining employees of the Manager in January 2002 ($616,000), were charged to management fee expense during the period from September 26, 2000 (the date on which the Company adopted liquidation basis accounting) through December 31, 2000.

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

The current term of the Management Agreement expires on May 12, 2002 or, if earlier, on the date that the Company files its articles of dissolution. The Management Agreement may be renewed at the end of each term for a period of one year, upon review and approval by a majority of the independent trust managers. If the independent trust managers do not vote to terminate or renew the Management Agreement at least 90 days prior to the end of the then current period, the Management Agreement will automatically renew for a one-year period. The Manager has the right to terminate the Management Agreement upon 180 days prior written notice to the Company. Under the terms of a letter agreement dated November 16, 2001, the Company has the right to terminate the Management Agreement upon 15 days prior written notice to the Manager.

TRANSACTIONS INVOLVING MEMBERS OF THE AMRESCO GROUP

On January 18, 2001, the Company sold three non-investment grade commercial mortgage-backed securities ("CMBS") to an unaffiliated third party (the "Buyer"). Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). At the time of closing, the Buyer informed the Company that it had no present intention to terminate AMRESCO Investments' appointee and that its future decisions with regard to the special servicer would be based upon the servicer's performance. When recording the sale, the Company accrued the amount at which it expects to settle this obligation. The estimate of these additional selling expenses was $114,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   1. Financial Statements

                  Included herein at pages F-1 through F-26.

               2. Financial Statement Schedules

                  As of December 31, 2001, the Company had one loan which exceeded 20% of its total consolidated assets. As this loan was sold on March 21, 2002, audited financial statements for the underlying operating property are not included herein.

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

               3. Exhibits

                  The following exhibits are filed as part of this Annual Report on Form 10-K:

                  Exhibit No:

                  11        Computation of Per Share Earnings.

                  21        Subsidiaries of the Registrant.

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

                              AMRESCO CAPITAL TRUST


                            By: /s/ Thomas R. Lewis II
                   ------------------------------------------
                               Thomas R. Lewis II
                   Senior Vice President, Chief Financial and
                   Accounting Officer, Controller & Secretary

Date:    March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Date                                 Signature
           ----                                 ---------

      March 28, 2002                   /s/ Robert L. Adair III
                              ----------------------------------------------
                                           Robert L. Adair III
                                 Chairman of the Board of Trust Managers
                                       and Chief Executive Officer
                                      (Principal Executive Officer)

      March 28, 2002                   /s/ Thomas R. Lewis II
                              ----------------------------------------------
                                            Thomas R. Lewis II
                                  Senior Vice President, Chief Financial
                              and Accounting Officer, Controller & Secretary
                               (Principal Financial and Accounting Officer)

      March 28, 2002                   /s/ John C. Deterding
                              ----------------------------------------------
                                            John C. Deterding
                                         Independent Trust Manager

      March 28, 2002                   /s/ Bruce W. Duncan
                              ----------------------------------------------
                                             Bruce W. Duncan
                                         Independent Trust Manager

      March 28, 2002                   /s/ Christopher B. Leinberger
                              ----------------------------------------------
                                        Christopher B. Leinberger
                                         Independent Trust Manager

      March 28, 2002                   /s/ James C. Leslie
                              ----------------------------------------------
                                             James C. Leslie
                                         Independent Trust Manager

      March 28, 2002                   /s/ Robert H. Lutz, Jr.
                              ----------------------------------------------
                                           Robert H. Lutz, Jr.
                                              Trust Manager

                              AMRESCO CAPITAL TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page No.
REGISTRANT'S FINANCIAL STATEMENTS

  Independent Auditors' Report .......................................................................     F-2

  Consolidated Statements of Net Assets in Liquidation -- December 31, 2001 and 2000..................     F-3

  Consolidated Statements of Changes in Net Assets in Liquidation -- For the Year Ended
      December 31, 2001 and the Period from September 26, 2000 through December 31, 2000..............     F-4

  Consolidated Statements of Income (Going Concern Basis) -- For the Period from January 1, 2000
    through September 25, 2000 and the Year Ended December 31, 1999...................................     F-5

  Consolidated Statements of Changes in Shareholders' Equity (Going Concern Basis) -- For
    the Period from January 1, 2000 through September 25, 2000 and the Year Ended December 31, 1999...     F-6

  Consolidated Statements of Cash Flows in Liquidation -- For the Year Ended December 31, 2001 and
    the Period from September 26, 2000 through December 31, 2000......................................     F-7

  Consolidated Statements of Cash Flows (Going Concern Basis) -- For the Period from January 1,
    2000 through September 25, 2000 and the Year Ended December 31, 1999..............................     F-8

  Notes to Consolidated Financial Statements..........................................................     F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trust Managers and Shareholders of AMRESCO Capital Trust

We have audited the accompanying consolidated statements of net assets in liquidation of AMRESCO Capital Trust and its subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of changes in net assets in liquidation and cash flows in liquidation for the year ended December 31, 2001 and the period from September 26, 2000 through December 31, 2000. In addition, we have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows for AMRESCO Capital Trust and its subsidiaries for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the shareholders of AMRESCO Capital Trust approved the liquidation and dissolution of the Company on September 26, 2000, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective as of September 26, 2000.

In our opinion, such consolidated financial statements present fairly, in all material respects: (1) the net assets in liquidation of AMRESCO Capital Trust and its subsidiaries as of December 31, 2001 and 2000, (2) the changes in their net assets in liquidation and their cash flows in liquidation for the year ended December 31, 2001 and the period from September 26, 2000 through December 31, 2000, and (3) the results of their operations and their cash flows for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 22, 2002

                              AMRESCO CAPITAL TRUST
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         December 31,   December 31,
                                                                                             2001           2000
                                                                                         ------------   ------------

ASSETS
   Mortgage loans ...................................................................      $  10,300      $  88,401
   Commercial mortgage-backed securities - available for sale .......................             --         16,611
   Investment in unconsolidated subsidiary ..........................................             28          2,000
   Receivables and other assets .....................................................            175          2,346
   Cash and cash equivalents ........................................................          6,524          9,801
                                                                                           ---------      ---------

      TOTAL ASSETS ..................................................................         17,027        119,159
                                                                                           ---------      ---------

LIABILITIES
  Accounts payable and other liabilities ............................................            597             82
  Amounts due to manager ............................................................            813          2,071
                                                                                           ---------      ---------

      TOTAL LIABILITIES .............................................................          1,410          2,153
                                                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

NET ASSETS IN LIQUIDATION (10,039,974 common shares issued and outstanding) .........      $  15,617      $ 117,006
                                                                                           =========      =========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)


                                                                                                   Period from
                                                                                                  September 26,
                                                                                                      2000
                                                                                   Year Ended        through
                                                                                  December 31,     December 31,
                                                                                     2001              2000
                                                                                  ------------    -------------
REVENUES:
  Interest income on mortgage loans .......................................         $   5,025       $   3,050
  Income from commercial mortgage-backed securities .......................                96             538
  Interest income from short-term investments .............................               878             170
                                                                                    ---------       ---------
    TOTAL REVENUES ........................................................             5,999           3,758
                                                                                    ---------       ---------

EXPENSES:
  Interest expense ........................................................                --             226
  Management fees .........................................................               987           2,094
  General and administrative ..............................................             1,113             162
                                                                                    ---------       ---------
    TOTAL EXPENSES ........................................................             2,100           2,482
                                                                                    ---------       ---------

Loss on disposition of mortgage loan ......................................              (500)             --

Changes in estimated net realizable value of certain assets ...............            (4,890)         (2,807)
                                                                                    ---------       ---------

DECREASE IN NET ASSETS IN LIQUIDATION FROM OPERATING ACTIVITIES ...........            (1,491)         (1,531)

Cash received from exercise of stock options ..............................                --              32

Liquidating distributions to shareholders .................................           (99,898)         (6,526)
                                                                                    ---------       ---------

DECREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD ...................          (101,389)         (8,025)

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD ............................           117,006         125,031
                                                                                    ---------       ---------

NET ASSETS IN LIQUIDATION, END OF PERIOD ..................................         $  15,617       $ 117,006
                                                                                    =========       =========


SHAREHOLDERS' EQUITY, END OF GOING CONCERN PERIOD .........................                         $ 124,004

Net increase in carrying value of certain assets upon adoption
   of liquidation basis accounting ........................................                               817

Net decrease in carrying value of certain liabilities and minority
   interests upon adoption of liquidation basis accounting ................                               210
                                                                                                    ---------

NET ASSETS IN LIQUIDATION, BEGINNING OF LIQUIDATION PERIOD ................                         $ 125,031
                                                                                                    =========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
             CONSOLIDATED STATEMENTS OF INCOME (GOING CONCERN BASIS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  Period from
                                                                                January 1, 2000
                                                                                     through        Year Ended
                                                                                  September 25,    December 31,
                                                                                       2000            1999
                                                                                ---------------    ------------

REVENUES:
  Interest income on mortgage loans .......................................         $  8,937          $ 14,568
  Income from commercial mortgage-backed securities .......................            2,405             3,699
  Operating income from real estate .......................................            5,240             4,858
  Equity in earnings (losses) of unconsolidated
    subsidiary, partnerships and other real estate ventures ...............           (1,091)               17
  Interest income from short-term investments .............................              217               251
                                                                                    --------          --------
    TOTAL REVENUES ........................................................           15,708            23,393
                                                                                    --------          --------

EXPENSES:
  Interest expense ........................................................            4,396             5,593
  Management fees .........................................................            1,140             2,206
  General and administrative ..............................................            1,018             1,437
  Abandoned merger costs ..................................................               --             1,737
  Depreciation ............................................................            1,188             1,252
  Participating interest in mortgage loans ................................               --             1,084
  Provision for loan losses ...............................................            1,788             3,322
                                                                                    --------          --------
    TOTAL EXPENSES ........................................................            9,530            16,631
                                                                                    --------          --------

INCOME BEFORE GAINS (LOSSES) AND MINORITY INTERESTS .......................            6,178             6,762

  Loss on sale of commercial mortgage-backed securities ...................           (4,267)               --
  Gain associated with repayment of ADC loan arrangements .................            1,930               584
  Gain on sale of real estate .............................................            1,485                --
  Gain on sale of unconsolidated partnership investments ..................              674                --
                                                                                    --------          --------

INCOME BEFORE MINORITY INTERESTS ..........................................            6,000             7,346

  Minority interests ......................................................               52                26
                                                                                    --------          --------

NET INCOME ................................................................         $  5,948          $  7,320
                                                                                    ========          ========


EARNINGS PER COMMON SHARE:
   Basic ..................................................................         $   0.59          $   0.73
                                                                                    ========          ========
   Diluted ................................................................         $   0.59          $   0.73
                                                                                    ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..................................................................           10,000            10,000
                                                                                    ========          ========
   Diluted ................................................................           10,029            10,012
                                                                                    ========          ========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)
                  FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH
             SEPTEMBER 25, 2000 AND THE YEAR ENDED DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                        Common Stock
                                                       $.01 Par Value
                                                 --------------------------   Additional    Unearned
                                                   Number of                   Paid-in        Stock
                                                    Shares        Amount       Capital     Compensation
                                                 ------------   -----------   ----------   ------------

Balance at December 31, 1998 ...............       10,006,111    $      100    $  140,941    $     (848)
Issuance of trust managers'
  restricted shares ........................            9,000            --            91           (91)
Issuance of warrants .......................                                          400
Decrease in fair value of
  compensatory options .....................                                         (434)          434
Total nonowner changes in equity:
 Net income ................................
 Unrealized losses on securities
   available for sale ......................

Comprehensive income .......................

Amortization of unearned trust
  manager compensation .....................                                                         91
Amortization of compensatory
  options ..................................                                                        132
Dividends declared ($1.59 per
  common share) ............................
                                                 ------------    ----------    ----------    ----------
Balance at December 31, 1999 ...............       10,015,111           100       140,998          (282)
Issuance of common shares upon
 exercise of warrants ......................           20,863            --            --
Decrease in fair value of
  compensatory options .....................                                         (517)          517
Total nonowner changes in equity:
 Net income ................................
 Unrealized losses on securities
   available for sale:
   Unrealized holding losses ...............
   Reclassification adjustment for
     losses included in net income .........

Comprehensive income .......................

Amortization of unearned trust
  manager compensation .....................                                                         34
Amortization of compensatory
  options ..................................                                                       (288)
Dividends declared ($0.34 per
  common share) ............................
                                                 ------------    ----------    ----------    ----------
Balance at September 25, 2000 ..............       10,035,974    $      100    $  140,481    $      (19)
                                                 ============    ==========    ==========    ==========


                                                  Accumulated    Distributions     Total
                                                    Other         in Excess of   Nonowner       Total
                                                 Comprehensive    Accumulated     Changes    Shareholders'
                                                  Income(Loss)      Earnings     in Equity     Equity
                                                 -------------   -------------   ---------   -------------

Balance at December 31, 1998 ...............     $      (6,475)  $      (3,452)               $    130,266
Issuance of trust managers'
  restricted shares ........................                                                            --
Issuance of warrants .......................                                                           400
Decrease in fair value of
  compensatory options .....................                                                            --
Total nonowner changes in equity:
 Net income ................................                             7,320   $    7,320          7,320
 Unrealized losses on securities
   available for sale ......................            (4,337)                      (4,337)        (4,337)
                                                                                 ----------
Comprehensive income .......................                                     $    2,983
                                                                                 ==========
Amortization of unearned trust
  manager compensation .....................                                                            91
Amortization of compensatory
  options ..................................                                                           132
Dividends declared ($1.59 per
  common share) ............................                           (15,921)                    (15,921)
                                                 -------------   -------------                ------------
Balance at December 31, 1999 ...............           (10,812)        (12,053)                    117,951
Issuance of common shares upon
 exercise of warrants ......................
Decrease in fair value of
  compensatory options .....................                                                            --
Total nonowner changes in equity:
 Net income ................................                             5,948   $    5,948          5,948
 Unrealized losses on securities
   available for sale:
   Unrealized holding losses ...............              (643)                        (643)          (643)
   Reclassification adjustment for
     losses included in net income .........             4,407                        4,407          4,407
                                                                                 ----------
Comprehensive income .......................                                     $    9,712
                                                                                 ==========
Amortization of unearned trust
  manager compensation .....................                                                            34
Amortization of compensatory
  options ..................................                                                          (288)
Dividends declared ($0.34 per
  common share) ............................                            (3,405)                     (3,405)
                                                 -------------   -------------                ------------
Balance at September 25, 2000 ..............     $      (7,048)  $      (9,510)               $    124,004
                                                 =============   =============                ============


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
              CONSOLIDATED STATEMENTS OF CASH FLOWS IN LIQUIDATION
                                 (IN THOUSANDS)


                                                                                                                   Period from
                                                                                                                  September 26,
                                                                                                                      2000
                                                                                                   Year Ended       through
                                                                                                  December 31,     December 31,
                                                                                                      2001            2000
                                                                                                  -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Decrease in net assets in liquidation from operating activities ............................      $ (1,491)        $ (1,531)
   Adjustments to reconcile to net cash provided by operating activities:
      Loss on disposition of mortgage loan ....................................................           500               --
      Changes in estimated net realizable value of certain assets .............................         4,890            2,807
      Decrease in receivables and other assets ................................................         1,264              225
      Decrease in interest receivable related to commercial mortgage-backed securities ........           170              142
      Increase (decrease) in accounts payable and other liabilities ...........................           515             (570)
      Increase (decrease) in amounts due to manager ...........................................        (1,258)           1,668
      Amortization of prepaid insurance .......................................................           234               62
                                                                                                     --------         --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................         4,824            2,803
                                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ..............................................................          (730)          (2,187)
   Principal collected on mortgage loans ......................................................        73,931           31,953
   Proceeds from sale of commercial mortgage-backed securities ................................        16,441               --
   Distributions from unconsolidated subsidiary ...............................................         2,155               --
                                                                                                     --------         --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES ..........................................        91,797           29,766
                                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings under line of credit ...............................................            --          (22,000)
   Liquidating distributions paid to common shareholders ......................................       (99,898)          (6,526)
   Net proceeds from issuance of common stock .................................................            --               32
                                                                                                     --------         --------
           NET CASH USED IN FINANCING ACTIVITIES ..............................................       (99,898)         (28,494)
                                                                                                     --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................        (3,277)           4,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................         9,801            5,726
                                                                                                     --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................      $  6,524         $  9,801
                                                                                                     ========         ========

See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
           CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                                 (IN THOUSANDS)


                                                                                                     Period from
                                                                                                    January 1, 2000
                                                                                                       through         Year Ended
                                                                                                     September 25,    December 31,
                                                                                                         2000            1999
                                                                                                    ---------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................................       $  5,948        $  7,320
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ................................................................          1,788           3,322
      Depreciation .............................................................................          1,188           1,252
      Gain associated with repayment of ADC loan arrangements ..................................         (1,930)           (584)
      Loss on sale of commercial mortgage-backed securities ....................................          4,267              --
      Gain on sale of unconsolidated partnership investments ...................................           (674)             --
      Gain on sale of real estate ..............................................................         (1,485)             --
      Loss (gain) on sale of interest rate cap .................................................            (19)              5
      Amortization of prepaid insurance ........................................................            172             234
      Discount amortization on commercial mortgage-backed securities ...........................           (282)           (329)
      Amortization of compensatory stock options and unearned trust manager compensation .......           (254)            223
      Amortization of loan commitment and extension fees .......................................           (592)         (1,050)
      Receipt of loan commitment and extension fees ............................................            460             427
      Increase in receivables and other assets .................................................           (219)           (592)
      Decrease (increase) in interest receivable related to commercial mortgage-backed
        securities..............................................................................            (40)             74
      Increase (decrease) in accounts payable and other liabilities ............................         (1,428)          1,756
      Increase (decrease) in minority interests ................................................            (26)             26
      Increase (decrease) in amounts due to manager and affiliates .............................           (163)          1,226
      Equity in losses (earnings) of unconsolidated subsidiary, partnerships and
         other real estate ventures ... ........................................................          1,091             (17)
      Distributions from unconsolidated subsidiary, partnership and other real estate venture ..             23             124
                                                                                                       --------        --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................          7,825          13,417
                                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in mortgage loans ...............................................................         (8,480)        (44,622)
   Investments in ADC loan arrangements ........................................................         (1,034)        (24,688)
   Sale of mortgage loans to affiliate .........................................................             --          13,340
   Principal collected on mortgage loans .......................................................         10,398          26,252
   Principal and interest collected on ADC loan arrangements ...................................         17,953          11,513
   Proceeds from sale of real estate, net of cash on hand ......................................         17,938              --
   Proceeds from sale of unconsolidated partnership investments ................................          2,126              --
   Proceeds from sale of commercial mortgage-backed securities .................................          7,814              --
   Investments in real estate ..................................................................           (350)        (40,913)
   Investments in unconsolidated partnerships and subsidiary ...................................           (282)         (2,684)
   Distributions from unconsolidated subsidiary and partnerships ...............................          3,493             344
                                                                                                       --------        --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................................         49,576         (61,458)
                                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under line of credit ...............................................             --          39,162
   Repayment of borrowings under line of credit ................................................        (38,641)        (17,859)
   Proceeds from borrowings under repurchase agreement .........................................             --          12,103
   Repayment of borrowings under repurchase agreement ..........................................         (9,856)         (2,247)
   Proceeds from financing provided by affiliate ...............................................             --             907
   Proceeds from non-recourse debt on real estate ..............................................             --          27,100
   Purchase of interest rate caps ..............................................................             --            (110)
   Proceeds from sale of interest rate caps ....................................................             30              30
   Deferred financing costs associated with line of credit .....................................             --            (120)
   Deferred financing costs associated with non-recourse debt on real estate ...................             --            (594)
   Distributions paid to common shareholders ...................................................         (7,812)        (15,516)
                                                                                                       --------        --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................................        (56,279)         42,856
                                                                                                       --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................................          1,122          (5,185)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................          4,604           9,789
                                                                                                       --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................       $  5,726        $  4,604
                                                                                                       ========        ========


See notes to consolidated financial statements.

                              AMRESCO CAPITAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


1. ORGANIZATION AND RELATIONSHIPS

AMRESCO Capital Trust (the "Company"), a real estate investment trust ("REIT"), was organized under the laws of the State of Texas. The Company was formed to take advantage of certain mid- to high-yield lending and investment opportunities in real estate related assets, including various types of commercial mortgage loans (including, among others, participating loans, mezzanine loans, acquisition loans, construction loans, rehabilitation loans and bridge loans), commercial mortgage-backed securities, commercial real estate, equity investments in joint ventures and/or partnerships, and certain other real estate related assets. The Company was initially capitalized on February 2, 1998 and commenced operations on May 12, 1998, concurrent with the completion of its initial public offering ("IPO"). On September 26, 2000, shareholders approved the liquidation and dissolution of the Company under the terms and conditions of a Plan of Liquidation and Dissolution which was approved by the Company's Board of Trust Managers on March 29, 2000.

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

On March 29, 2000, the Company's Board of Trust Managers approved certain modifications to the Manager's compensation effective as of April 1, 2000. In addition to its base management fee, the Manager is entitled to receive reimbursements for its quarterly operating deficits, if any, from and after April 1, 2000. These reimbursements are equal to the excess, if any, of the Manager's operating costs (including principally personnel and general and administrative expenses) over the sum of its base management fees and any other fees earned by the Manager from sources other than the Company. Pursuant to the First Amendment to Management Agreement, the Manager is no longer entitled to receive incentive compensation and/or a termination fee in the event that the Management Agreement is terminated, including a termination resulting from the Company's liquidation and dissolution. The base management fee and reimbursements, if any, are payable quarterly in arrears.

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


                                                                     Increase
                                                                     (Decrease)
                                                                     in Carrying
                                                                       Value
                                                                     -----------
Mortgage loans ..................................................     $    574
ADC loan arrangements ...........................................        1,257
Investments in unconsolidated partnerships and subsidiary .......       (1,000)
Receivables and other assets ....................................          (14)
                                                                      --------

Net increase in carrying value of assets upon
 adoption of liquidation basis accounting .......................     $    817
                                                                      ========


                                                                       Decrease
                                                                      in Carrying
                                                                        Value
                                                                      -----------

Accounts payable and other liabilities.............................   $      60
Minority interests.................................................         150
                                                                      ---------

Net decrease in carrying value of liabilities and minority
 interests upon adoption of liquidation basis accounting...........  $      210
                                                                      =========

Under the liquidation basis of accounting, statements of income, earnings per share data and an amount representing total comprehensive income are not presented.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and, prior to June 14, 2000, a majority-owned partnership. Prior to September 26, 2000, the Company accounted for its investment in AMREIT II, Inc., a taxable subsidiary, using the equity method of accounting, and thus reported its share of income or loss based on its ownership interest. The Company used the equity method of accounting due to the non-voting nature of its ownership interest and because the Company was entitled to substantially all of the economic benefits of ownership of AMREIT II, Inc. Under liquidation basis accounting, the Company's investment in AMREIT II, Inc. was carried at its estimated net realizable value. From and after September 26, 2000, the Company accounted for its investment in AMREIT II, Inc. using the cost method of accounting and thus reported income only when cash was received. Changes in the estimated net realizable value of this investment, if any, were reported in the consolidated statement of changes in net assets in liquidation. On December 31, 2000, the Company reduced the carrying value of its investment in AMREIT II, Inc. by $3,114,000, from $5,114,000 to $2,000,000. During the year ended December 31, 2001, the Company increased the carrying value of its investment in AMREIT II, Inc. by $183,000. As described in Note 16, the Company received its final distribution from AMREIT II, Inc. on March 6, 2002. During the period from January 1, 2000 through September 25, 2000, the Company sold its non-controlling interests in two partnerships; prior to their disposition, the Company accounted for these investments using the equity method of accounting and thus reported its share of income or loss based on its ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Prior to September 26, 2000, mortgage loans were stated at cost, net of deferred origination and commitment fees and associated direct costs, if any. Loan origination and commitment fees and incremental direct costs, if any, were deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

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

COMMERCIAL MORTGAGE-BACKED SECURITIES

At December 31, 2000, the Company's investments in commercial mortgage-backed securities ("CMBS") were carried at estimated net realizable value, which approximated the amount that was realized by the Company in connection with the sale of these securities in January 2001. From and after September 26, 2000, income from CMBS was recognized at the fixed coupon rate; any unrealized gains or losses (changes in estimated net realizable value) were reported in the consolidated statement of changes in net assets in liquidation. On December 31, 2000, the Company increased the carrying value of its CMBS by $307,000.

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

INCOME TAXES AND DISTRIBUTIONS

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will generally not be subject to federal income tax on that portion of its ordinary income or capital gain that is currently distributed to its shareholders if it distributes at least 90% of its annual REIT taxable income and it complies with a number of other organizational and operational requirements. The minimum distribution requirement was reduced from 95% to 90% for tax years beginning after December 31, 2000. Prior to its liquidation in March 2002, AMREIT II, Inc. was subject to federal income tax on its taxable income at regular corporate rates.

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

4. MORTGAGE LOANS

At December 31, 2001 and 2000, the Company's mortgage loans are summarized as follows (dollars in thousands):

                                                                                             Estimated Net
  Date of                                   Commitment Amount       Amount Outstanding      Realizable Value    Interest  Interest
  Initial   Disposition                 ------------------------- ----------------------- --------------------    Pay      Accrual
Investment      Date        Location       2001          2000       2001          2000       2001      2000       Rate      Rate
----------  ----------- --------------- ------------ ------------ ------------ ---------- ---------- ---------  --------- --------

 05/12/98     03/21/02   Richardson, TX   $ 14,700      $ 14,700    $ 14,700    $ 14,700   $ 10,300  $  14,700     10.0%    12.0%
 06/01/98     06/01/01   Houston, TX            --        11,800          --      11,800         --     11,800     12.0%    12.0%
 06/22/98     06/26/01   Wayland, MA            --        45,000          --      42,152         --     42,152     10.5%    10.5%
 05/18/99     06/22/01   Irvine, CA             --        15,557          --      15,306         --     15,306     10.0%    12.0%
 07/29/99     02/01/01   Lexington, MA          --         5,213          --       4,443         --      4,443     11.7%    14.7%
                                          --------      --------    --------    --------   --------  ---------
Total mortgage loans                      $ 14,700      $ 92,270    $ 14,700    $ 88,401   $ 10,300  $  88,401
                                          ========      ========    ========    ========   ========  =========

During the year ended December 31, 2001, three of the Company's loans were fully repaid. Additionally, on June 26, 2001, the Company received $42.382 million in complete satisfaction of its Wayland (Massachusetts) loan. At the time of the settlement, amounts outstanding under the Wayland loan totaled $42.882 million. A summary of mortgage loan activity for the year ended December 31, 2001 is as follows (in thousands):

Balance, beginning of year .....................   $   88,401
Investments in loans ...........................          730
Collections of principal .......................      (73,931)
Loss on disposition of loan ....................         (500)
Change in estimated net realizable value of
   remaining loan ..............................       (4,400)
                                                   ----------
Balance, end of year ...........................   $   10,300
                                                   ==========

As of December 31, 2001, the Company held one mortgage loan investment. As described in Note 17, this second lien loan was sold on March 21, 2002 for $10,300,000. Prior to its sale, payments of interest only were due monthly at the interest pay rate. All principal and all remaining accrued and unpaid interest were due (from the borrower) on March 31, 2003, the scheduled maturity of the loan. The loan had also provided the Company with the opportunity for profit participation in excess of the contractual interest accrual rate. During the year ended December 31, 2001, the Company reduced the carrying value of this loan and the related accrual rate interest receivable by $4,400,000 and $673,000, respectively. At December 31, 2001, the carrying value of the accrual rate interest receivable was $0.

At September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the Company's loan investments were classified as follows (in thousands):

                                                               Loan           Balance
                                                              Amount           Sheet
                                                            Outstanding       Amount
                                                           ------------    ------------

Mortgage loans held for investment, net ................   $     94,819    $     94,246

Real estate, net .......................................         22,924          21,090
Investment in real estate ventures .....................          8,569           6,978
                                                           ------------    ------------
   Total ADC loan arrangements .........................         31,493          28,068
                                                           ------------    ------------

Total loan investments .................................   $    126,312         122,314
                                                           ============

Allowance for loan losses ..............................                         (5,978)
                                                                           ------------

Total loan investments, net of allowance for losses ....                   $    116,336
                                                                           ============

The differences between the outstanding loan amounts and the balance sheet amounts were due primarily to loan commitment fees, interest fundings, minority interests, capitalized interest and accumulated depreciation.

ADC loan arrangements accounted for as real estate consisted of the following at September 25, 2000 (in thousands):

Land  ............................................   $    2,490
Buildings and improvements .......................       19,093
                                                     ----------
  Total ..........................................       21,583
Less: Accumulated depreciation ...................         (493)
                                                     ----------

                                                     $   21,090
                                                     ==========

A summary of activity for mortgage loans and ADC loan arrangements accounted for as real estate or investments in joint ventures for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 is as follows (in thousands):

                                                          2000                                         1999
                                      ----------------------------------------------  ---------------------------------------------
                                                            ADC                                           ADC
                                         Mortgage          Loan                         Mortgage          Loan
                                           Loans       Arrangements       Total          Loans         Arrangements       Total
                                      --------------  --------------  --------------  --------------  --------------  -------------

Balance, beginning of period ......      $  96,737       $  46,907       $ 143,644       $  98,303       $  38,488      $ 136,791
Investments in loans ..............          8,480           1,662          10,142          44,622          26,617         71,239
Collections of principal ..........        (10,398)        (17,076)        (27,474)        (26,252)        (11,359)       (37,611)
Cost of mortgages sold ............             --              --              --         (19,936)             --        (19,936)
Foreclosure (partnership
   interests) .....................             --              --              --              --          (6,839)        (6,839)
                                         ---------       ---------       ---------       ---------       ---------      ---------

Balance, end of period ............      $  94,819       $  31,493       $ 126,312       $  96,737       $  46,907      $ 143,644
                                         =========       =========       =========       =========       =========      =========

During the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, the activity in the allowance for loan losses was as follows (in thousands):

                                              2000           1999
                                            -------         -------

Balance, beginning of period .........      $ 4,190         $ 1,368
Provision for losses .................        1,788           3,322
Charge-offs ..........................           --            (500)
Recoveries ...........................           --              --
                                            -------         -------

Balance, end of period ...............      $ 5,978         $ 4,190
                                            =======         =======

A summary of the adjustments to the Company's loan investments (and the reclassifications thereof) resulting from the adoption of liquidation basis accounting is as follows (in thousands):

                                                                                          Activity During the Period
                                                                                           from September 26, 2000
                                                                                                    through             Estimated
                                                        Adjustments                            December 31, 2000      Net Realizable
                                        Balance Sheet        to                           --------------------------     Value at
                                          Amount at    Net Realizable                                   Collections    December 31,
                                        Sept 25, 2000       Value      Reclassifications  Investments   of Principal       2000
                                        -------------  --------------  -----------------  -----------   ------------  -------------

Mortgage loans .........................  $  94,246      $     574          $  23,347     $   2,187       $ (31,953)    $  88,401

Real estate, net .......................     21,090          1,257            (22,347)           --              --            --
Investment in real estate venture ......      6,978         (5,978)            (1,000)           --              --            --
                                          ---------      ---------          ---------     ---------       ---------     ---------
 Total ADC loan arrangements ...........     28,068         (4,721)           (23,347)           --              --            --
                                          ---------      ---------          ---------     ---------       ---------     ---------

Total loan investments .................    122,314         (4,147)                --         2,187         (31,953)       88,401
Allowance for loan losses ..............     (5,978)         5,978                 --            --              --            --
                                          ---------      ---------          ---------     ---------       ---------     ---------

Total loan investments, net
of allowance for loan losses ...........  $ 116,336      $   1,831          $      --     $   2,187       $ (31,953)    $  88,401
                                          =========      =========          =========     =========       =========     =========

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

5. COMMERCIAL MORTGAGE-BACKED SECURITIES

On January 18, 2001, the Company sold three commercial mortgage-backed securities (its "Remaining Securities") to an unaffiliated third party (the "Buyer"). At the time of the sale, the Company received net cash proceeds totaling $16,555,000 plus accrued interest of $266,000, of which $170,000 was accrued as of December 31, 2000. Concurrently, AMRESCO Investments, Inc. ("AMRESCO Investments"), a member of the AMRESCO Group, sold (to the Buyer) its unrated bonds which had been issued from the same securitization. As the former owner of the unrated class, AMRESCO Investments had had the right to grant special servicing rights with respect to all of the subject securities. Under the terms of an earlier agreement, AMRESCO Investments is obligated to pay the designated special servicer a termination fee in the event that such servicer's rights are terminated on or before March 17, 2003. The simultaneous sale of the Company's Remaining Securities and AMRESCO Investments' securities was a condition precedent to the Buyer's acquisition of either party's securities. In order to induce AMRESCO Investments to sell its unrated securities, the Company agreed to reimburse the affiliate in an amount equal to the termination fee if the Buyer elects to terminate AMRESCO Investments' appointee on or before March 17, 2003. Alternatively, if a termination has not occurred prior to the time that the Company intends to declare its final liquidating distribution, then the Company can satisfy this obligation by paying to AMRESCO Investments an amount equal to one-half of the termination fee that would have been payable had an actual termination occurred at that time. Under the terms of the agreement between AMRESCO Investments and the special servicer, the termination fee is based, in part, on the number of months remaining until March 17, 2003 and therefore the amount of such fee declines each month. If a termination had occurred at the time the bonds were sold, the Company would have been obligated to reimburse AMRESCO Investments approximately $300,000 (the estimated maximum reimbursement obligation). When recording the sale, the Company accrued the amount at which it expects to settle this obligation. These additional selling expenses, totaling $114,000, are included in accounts payable and other liabilities at December 31, 2001.

As of December 31, 2000, the Company's CMBS available for sale were carried at estimated net realizable value which approximated estimated fair value. At December 31, 2000, the amortized cost and carrying value of CMBS, by underlying credit rating, were as follows (in thousands):

                                                                                                  Estimated
                                                                                                    Net
                    Security        Acquisition     Amortized     Unrealized      Unrealized      Realizable
                     Rating            Price          Cost           Gains          Losses          Value
                 ---------------   ------------   ------------   ------------    ------------    ------------

                       BB-         $      4,186   $      4,305   $         --    $     (1,131)   $      3,174
                        B                15,367         15,880             --          (4,812)         11,068
                        B-                3,045          3,167             --            (798)          2,369
                                   ------------   ------------   ------------    ------------    ------------

                                   $     22,598   $     23,352   $         --    $     (6,741)   $     16,611
                                   ============   ============   ============    ============    ============

During the year ended December 31, 2000, the Company sold two of its CMBS holdings (the "B-2A" and "G-2" securities). Additionally, on March 21, 2000, the Company's unconsolidated taxable subsidiary sold its only CMBS (the "B-3A" security). The total disposition proceeds and the gross realized loss for each bond were as follows (in thousands):

                                                           Total                              Gross
                                                        Disposition         Amortized        Realized
                    Security          Sale Date           Proceeds            Cost             Loss
                ----------------- ------------------ ------------------- ---------------- ----------------

                      B-2A         January 11, 2000        $3,784             $3,914           $ (130)

                      B-3A         March 21, 2000          $3,341             $3,481           $ (140)

                       G-2         August 23, 2000         $4,030             $8,167           $(4,137)

In computing the gross realized loss for each security, the amortized cost was determined using a specific identification method. The Company's share of the gross realized loss from the sale of the B-3A security is included in equity in losses from unconsolidated subsidiary, partnerships and other real estate ventures during the period from January 1, 2000 through September 25, 2000.

6. DEBT AND FINANCING FACILITIES

Previously, the Company was a party to a line of credit agreement and a repurchase agreement. Borrowings under the line of credit, which was provided by Prudential Securities Credit Corporation, LLC (PSCC), could be used to finance a portion of the Company's structured loan and equity real estate investments. The repurchase agreement was provided by Prudential-Bache International, Ltd., an affiliate of PSCC; borrowings under this facility could be used to finance a portion of the Company's portfolio of mortgage-backed securities. Both of the Company's credit facilities bore interest at variable rates based on a spread over LIBOR. The repurchase agreement and the line of credit agreement matured on June 30, 2000 and April 30, 2001, respectively. All amounts then outstanding under these facilities were fully repaid on June 16, 2000 and November 14, 2000, respectively.

To reduce the impact that rising interest rates would have on its floating rate indebtedness, the Company periodically entered into interest rate cap agreements with a major international financial institution. These interest rate cap agreements entitled the Company to receive from the counterparty the amounts, if any, by which one-month LIBOR exceeded certain thresholds. The premiums paid for these caps were amortized on a straight-line basis as an adjustment of interest incurred.

Five consolidated title-holding partnerships were indebted under the terms of five non-recourse loan agreements with Jackson National Life Insurance Company. All five loans, which were secured by grocery-anchored shopping centers in the Dallas/Fort Worth (Texas) area, bore interest at 6.83% per annum. The interest rates on the first four loans were adjusted in connection with the placement of the fifth loan on August 25, 1999. Prior to that time, a $7.5 million loan bore interest at 7.28% per annum while three loans aggregating $19.5 million bore interest at 6.68% per annum. On June 14, 2000, the Company sold its ownership interests in the consolidated partnerships; in connection therewith, the five non-recourse loans aggregating $34,600,000 were assumed by the buyer.

In connection with a previous amendment and extension of its line of credit, the Company granted warrants to Prudential Securities Incorporated, an affiliate of PSCC, to purchase 250,002 common shares of beneficial interest at $9.83 per share. The exercise price represented the average closing market price of the Company's common shares for the ten-day period ending on May 3, 1999. The warrants were issued in lieu of a commitment fee or other cash compensation. The estimated fair value of the warrants, totaling $400,000, was measured at the grant date and was amortized to interest expense through September 25, 2000 using the straight-line method. Amortization was calculated based upon the 18-month term of the facility. The unamortized balance of the warrants at September 25, 2000, approximating $22,000, was discharged on September 26, 2000 in connection with the Company's adoption of liquidation basis accounting.

Total interest incurred during the period from September 26, 2000 through December 31, 2000, the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 was $226,000, $4,396,000 and $6,186,000, of
which $0, $0 and $593,000, respectively, was capitalized. Interest paid (net of amounts capitalized) during these periods totaled $395,000, $4,438,000 and $4,980,000, respectively.

7. RELATED PARTY TRANSACTIONS

The Company's day-to-day operations are managed by the Manager, a member of the AMRESCO Group. During the years ended December 31, 2001, 2000 and 1999, fees and reimbursements charged to the Company were as follows (in thousands):

                                                                                        2000
                                                                    -------------------------------------------
                                                                    Period from     Period from       Total
                                                                     January 1,    September 26,   for the Year
                                                     Year Ended     2000 through   2000 through        Ended         Year Ended
                                                    December 31,    September 25,   December 31,    December 31,    December 31,
                                                        2001             2000           2000            2000            1999
                                                    ------------    -------------  -------------   -------------    ------------

Base management fees ........................         $   575         $ 1,401         $   361         $ 1,762          $ 2,066
Incentive compensation ......................              --              --              --              --               --
Reimbursable expenses .......................              --              20              --              20              192
Operating deficit reimbursements ............           1,286              --             243             243               --
                                                      -------         -------         -------         -------          -------

                                                      $ 1,861         $ 1,421         $   604         $ 2,025          $ 2,258
                                                      =======         =======         =======         =======          =======

During the year ended December 31, 2001, operating deficit reimbursements totaled $1,286,000, of which $884,000 was attributable to termination benefits which were paid to departing employees of the Manager during the year. Amounts approximating these termination benefits ($874,000), and amounts approximating those paid to the remaining employees of the Manager in January 2002 ($616,000), were charged to management fee expense during the period from September 26, 2000 through December 31, 2000. During the period from September 26, 2000 through December 31, 2000, operating deficit reimbursements totaled $243,000, of which $192,000 was related to termination benefits which were paid to departing employees of the Manager on December 31, 2000. Reimbursable expenses are included in general and administrative expenses while operating deficit reimbursements are included in management fees for the periods indicated. As of December 31, 2001 and 2000, base management fees due to the Manager totaled $47,000 and $338,000, respectively. Operating deficit reimbursements due to the Manager totaled $150,000 and $243,000 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, amounts due to manager included $616,000 and $1,490,000, respectively, relating to termination benefit costs expected to be borne by the Company (as of each of these financial reporting dates) through future operating deficit reimbursements.

8. STOCK-BASED COMPENSATION

On May 12, 1998, the Company granted to its trust managers and officers non-qualified options to purchase 352,000 common shares at an exercise price of $15.00 per share (the IPO price). The options vest ratably over a four-year period beginning one year after the date of grant. Through September 25, 2000 (the date immediately prior to the adoption of liquidation basis accounting), the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these awards. As the awards had no intrinsic value at the grant date, no compensation cost was ever recognized. Had the Company determined compensation cost associated with these options consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per common share for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                            Period from
                                                          January 1, 2000
                                                               through                 Year Ended
                                                         September 25, 2000         December 31, 1999
                                                         ------------------         -----------------

          Net income:
              As reported ........................            $5,948                     $7,320
              Pro forma ..........................            $5,827                     $7,138

          Basic earnings per common share:
              As reported .......................             $ 0.59                     $ 0.73
              Pro forma .........................             $ 0.58                     $ 0.71

          Diluted earnings per common share:
              As reported .......................             $ 0.59                     $ 0.73
              Pro forma .........................             $ 0.58                     $ 0.71

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

                                                  2000                1999                1998
                                             --------------      --------------     --------------

Risk free interest rate ................               6.35%     5.97% to 6.17%     4.54% to 4.59%
Expected life ..........................            3 years        4 to 7 years       4 to 7 years
Expected volatility ....................                 20%               35%                  40%
Dividend yield .........................                 12%               12%                  10%

During the six months ended June 30, 2000, compensation cost associated with those options that had not previously vested was adjusted to reflect the decline in fair value (from December 31, 1999) of approximately $0.64 per share. During the year ended December 31, 1999, compensation cost associated with all of the options was adjusted to reflect the decline in estimated fair value (from December 31, 1998) of approximately $0.39 per share. During the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999, compensatory option charges (credits) included in management fees and general and administrative expenses were as follows (in thousands):

                                                Period from
                                              January 1, 2000
                                                   through        Year Ended
                                                September 25,    December 31,
                                                    2000             1999
                                              ---------------    ------------
Management fees ..........................     $       (261)     $        140
General and administrative expenses ......              (27)               (8)
                                               ------------      ------------

                                               $       (288)     $        132
                                               ============      ============

A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and the changes during the years then ended is as follows:

                                                       Compensatory                        Non-compensatory
                                                         Options                               Options
                                             --------------------------------      ---------------------------------
                                                                  Weighted                              Weighted
                                               Number of           Average           Number of           Average
                                                Shares          Exercise Price         Shares         Exercise Price
                                             -------------      --------------     -------------      --------------
Options outstanding at January 1, 1999           1,124,011      $       15.98            352,000      $       15.00

Granted on February 25, 1999                         2,000               8.75                 --                 --
Exercised                                               --                 --                 --                 --
Forfeited                                           (4,250)            (12.06)           (13,500)            (15.00)
Expired                                                 --                 --                 --                 --
                                             -------------      -------------      -------------      -------------

Options outstanding at December 31, 1999         1,121,761              15.98            338,500              15.00

Exercised on September 26, 2000                     (4,000)             (7.88)                --                 --
Forfeited                                               --                 --            (45,000)            (15.00)
Expired                                                 --                 --                 --                 --
                                             -------------      -------------      -------------      -------------

Options outstanding at December 31, 2000         1,117,761              16.01            293,500              15.00

Exercised                                               --                 --                 --                 --
Forfeited                                               --                 --                 --                 --
Expired                                                 --                 --                 --                 --
                                             -------------      -------------      -------------      -------------

Options outstanding at December 31, 2001         1,117,761      $       16.01            293,500      $       15.00
                                             =============      =============      =============      =============

As of December 31, 2001, the 1,411,261 options outstanding have a weighted average exercise price of $15.80 and a weighted average remaining contractual life of 6.38 years; 1,111,258 options have an exercise price of $15.00 per share while 300,003 options have an exercise price of $18.75 per share. At December 31, 2001, 1,115,758 options were exercisable at a weighted average exercise price of $15.17 per share. At December 31, 2000, 807,256 options were exercisable at a weighted average exercise price of $15.00 per share. At December 31, 1999, 405,378 options were exercisable at a weighted average exercise price of $14.98 per share.

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

At December 31, 2001, 573,485 shares were available for grant in the form of restricted common shares or options to purchase common shares under the Company's 1998 Share Option and Award Plan, as amended.

On February 25, 1999, the Board of Trust Managers approved the payment of dividend equivalents on all vested and unexercised share options excluding those held by the Manager. Dividend equivalents were equal to the dividends paid on the Company's common shares from time to time, excluding those distributions that were characterized as a non-taxable return of capital for tax purposes. During the year ended December 31, 1999, dividend equivalent costs totaled $114,000 and were included in general and administrative expenses in the consolidated statement of income. The dividend equivalents program was terminated by the Board of Trust Managers on February 24, 2000; as a result, no dividend equivalent costs were incurred during the years ended December 31, 2001 and 2000.

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

10. EARNINGS PER SHARE

A reconciliation of the numerator and denominator used in computing basic earnings per share and diluted earnings per share for the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 is as follows (in thousands, except per share data):

                                                        Period from
                                                         January 1,
                                                            2000
                                                           through         Year Ended
                                                        September 25,      December 31,
                                                            2000              1999
                                                        -------------     -------------
Net income available to common shareholders             $       5,948     $       7,320
                                                        =============     =============
Weighted average common shares outstanding                     10,000            10,000
                                                        =============     =============

Basic earnings per common share                         $        0.59     $        0.73
                                                        =============     =============

Weighted average common shares outstanding                     10,000            10,000
Effect of dilutive securities:
    Restricted shares                                              15                12
    Net effect of assumed exercise of warrants                     13                --
    Net effect of assumed exercise of stock options                 1                --
                                                        -------------     -------------
Adjusted weighted average shares outstanding                   10,029            10,012
                                                        =============     =============

Diluted earnings per common share                       $        0.59     $        0.73
                                                        =============     =============

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

During the year ended December 31, 1999, options to purchase 1,460,261 common shares and warrants to purchase 250,002 common shares were outstanding. The options related to 1,456,261 shares and the warrants were not included in the computation of diluted earnings per share because the exercise prices related thereto were greater than the average market price of the Company's common shares.

11. DISTRIBUTIONS

During the years ended December 31, 2001, 2000 and 1999, the Company declared distributions totaling $96,384,000 (or $9.60 per share), $13,445,000 (or $1.34 per share) and $15,921,000 (or $1.59 per share), respectively. All 2001 distributions were reported as liquidating distributions (for federal income tax purposes) to the Company's shareholders. For the year ended December 31, 2000, $0.34 per share was reported to the Company's shareholders (for federal income tax purposes) as ordinary income; $1.00 per share was reported for federal income tax purposes as liquidating distributions. For federal income tax purposes, $1.42 per share and $0.17 per share were reported to the Company's shareholders as ordinary income and non-taxable return of capital, respectively, for the year ended December 31, 1999. Information regarding the declaration of distributions by the Company during the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except per share data):

                                                                                                                   Distribution
                                  Declaration             Record                Payment            Distribution     per Common
                                     Date                  Date                   Date                 Paid           Share
                               ------------------     ------------------     ------------------    ------------    ------------
1999

First Quarter                  April 22, 1999         April 30, 1999         May 17, 1999           $     3,602     $      0.36
Second Quarter                 July 22, 1999          July 31, 1999          August 16, 1999              3,906            0.39
Third Quarter                  October 21, 1999       October 31, 1999       November 15, 1999            4,006            0.40
Fourth Quarter                 December 15, 1999      December 31, 1999      January 27, 2000             4,407            0.44
                                                                                                    -----------     -----------

                                                                                                    $    15,921     $      1.59
                                                                                                    ===========     ===========

2000

First Quarter                  April 25, 2000         May 4, 2000            May 15, 2000           $     3,405     $      0.34

Liquidating Distributions:
  First                        September 27, 2000     October 6, 2000        October 19, 2000             3,012            0.30
  Second                       October 31, 2000       November 9, 2000       November 21, 2000            3,514            0.35
  Third                        December 21, 2000      December 31, 2000      January 17, 2001             3,514            0.35
                                                                                                    -----------     -----------

                                                                                                    $    13,445     $      1.34
                                                                                                    ===========     ===========
2001

Liquidating Distributions:
  Fourth                       March 8, 2001          March 19, 2001         March 30, 2001         $    26,104     $      2.60
  Fifth                        July 19, 2001          July 30, 2001          August 9, 2001              70,280            7.00
                                                                                                    -----------     -----------

                                                                                                    $    96,384     $      9.60
                                                                                                    ===========     ===========

12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

No non-cash investing and/or financing activities were recorded during the year ended December 31, 2001 or the period from September 26, 2000 through December 31, 2000. A summary of the non-cash investing and financing activities which occurred during the period from January 1, 2000 through September 25, 2000 and the year ended December 31, 1999 is as follows (in thousands):

                                                                                      Period from
                                                                                       January 1,
                                                                                         2000
                                                                                        through          Year Ended
                                                                                      September 25,     December 31,
                                                                                         2000              1999
                                                                                      -------------     ------------
Minority interest distributions associated with ADC loan arrangements                  $        350     $      2,111
                                                                                       ============     ============

Debt and other liabilities assumed by buyer in connection with sale of real
  estate                                                                               $     35,156     $         --
                                                                                       ============     ============

Receivables and other assets transferred to buyer in connection with sale
  of real estate                                                                       $      1,380     $         --
                                                                                       ============     ============

Receivables transferred in satisfaction of amounts due to affiliate                    $         --     $      1,238
                                                                                       ============     ============

Amounts due to affiliate discharged in connection with sales of mortgage
  loans                                                                                $         --     $      6,597
                                                                                       ============     ============

Issuance of warrants in connection with line of credit                                 $         --     $        400
                                                                                       ============     ============

While not resulting in cash receipts or cash payments, these activities affected recognized assets and liabilities during the periods indicated.

13. RECONCILIATION OF FINANCIAL STATEMENT OPERATING RESULTS TO TAX BASIS INCOME

A reconciliation of the Company's financial statement operating results to its tax basis income for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                                            2001             2000              1999
                                                                        ------------      ------------      ------------

Consolidated financial statement net income .......................     $         --      $      5,948      $      7,320
Decrease in net assets in liquidation from operating activities ...           (1,491)           (1,531)               --
                                                                        ------------      ------------      ------------


                                                                              (1,491)            4,417             7,320

Difference attributable to differences in methods of
   accounting for ADC loan arrangements ...........................               --              (268)            3,598
Equity in losses from unconsolidated subsidiary ...................               --             1,149               223
Dividends received from unconsolidated subsidiary .................               --                --                45
Interest capitalized under SFAS No. 34 ............................               --                --              (593)
Adjustments for restricted stock and compensatory options .........               --              (254)              223
Adjustment for management fees ....................................             (874)            1,490                --
Adjustment for insurance costs ....................................              455                --                --
Adjustment for differences in methods of accounting for
    loan fees and line of credit costs ............................              268               195                --
Provision for loan losses .........................................               --             1,788             3,322
Net capital loss carryforward .....................................              500             2,108                --
Changes in estimated net realizable value of certain assets .......            4,890             2,807                --
Other .............................................................              154              (289)               21
                                                                        ------------      ------------      ------------

Tax basis income ..................................................     $      3,902      $     13,143      $     14,159
                                                                        ============      ============      ============


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the estimated fair values of financial instruments whether or not such financial instruments are recognizable in a balance sheet prepared under the historical cost (or going concern) basis of accounting. For purposes of the statement, fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. With the exception of the Company's investment in its unconsolidated subsidiary, substantially all of the Company's assets and liabilities are considered financial instruments for purposes of SFAS No. 107. At December 31, 2001 and 2000, all of the Company's financial instruments were carried at either their estimated net realizable values or their expected settlement amounts, which approximated their estimated fair values as of those dates.

15. SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires enterprises to report certain financial and descriptive information about their reportable operating segments. SFAS No. 131 also requires certain enterprise-wide disclosures regarding products and services, geographic areas and major customers.

The Company, as an investor in real estate related assets, operated in only one reportable segment. Historically, the Company made asset allocation decisions within this segment based upon its diversification strategies and changes in market conditions. The Company has not had, nor does it rely upon, any major customers. All of the Company's investments were secured directly or indirectly by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

16. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At December 31, 2001 and 2000, investment in unconsolidated subsidiary was comprised of the Company's investment in AMREIT II, Inc., its taxable subsidiary. Prior to September 26, 2000, the Company accounted for its investment in AMREIT II, Inc. using the equity method of accounting, and thus reported its share of income or loss based on its ownership interest. From and after September 26, 2000, the Company accounted for its investment in AMREIT II, Inc. using the cost method of accounting, and thus reported income only when cash was received. During the period from January 1, 2000 through September 25, 2000, the Company recognized losses of $1,080,000 from its investment in AMREIT II, Inc. During the year ended December 31, 2001 and the period from September 26, 2000 through December 31, 2000, the Company recognized no income from this investment. On December 31, 2000, the Company reduced the carrying value of its investment in AMREIT II, Inc. by $3,114,000, from $5,114,000 to $2,000,000.
During the year ended December 31, 2001, the Company increased the carrying value of its investment in AMREIT II, Inc. by $183,000; additionally, the Company received distributions totaling $2,155,000 from this unconsolidated subsidiary. On March 6, 2002, the Company received a final distribution of $28,000 from AMREIT II, Inc. During the period from January 1, 2002 through March 6, 2002, the Company recognized no income from its investment in AMREIT II, Inc.

Summarized financial information for AMREIT II, Inc. as of December 31, 2000 and for the year then ended is set forth below. The consolidated financial information is presented under the historical cost (or going concern) basis of accounting and includes the accounts of AMREIT II, Inc., its wholly-owned subsidiaries and a partnership which was owned by AMREIT II, Inc. (through its wholly-owned subsidiaries). All significant intercompany balances and transactions have been eliminated from the summarized financial information, including the Company's mezzanine (second lien) loan to the partnership.

CONSOLIDATED BALANCE SHEET:
Real estate held for sale, at estimated net realizable value .......     $ 17,882
Cash and other assets ..............................................     $  2,528
Non-recourse debt on real estate ...................................     $ 17,000
Accounts payable and other liabilities .............................     $  1,327

CONSOLIDATED STATEMENT OF OPERATIONS:
Net operating income ...............................................     $  1,499
Income from CMBS ...................................................     $     99
Interest expense ...................................................     $  1,898
Depreciation .......................................................     $    631
Loss on sale of CMBS ...............................................     $    140
Impairment of real estate ..........................................     $  4,557
Net loss ...........................................................     $ (5,788)

On March 5, 2001, the partnership controlled by AMREIT II, Inc. sold a mixed-use property at a gross sales price of $18,250,000; in connection therewith, the non-recourse debt on real estate, which had been provided by an unaffiliated third party, was fully extinguished.

17. SUBSEQUENT EVENT

On March 21, 2002, the Company sold its remaining mortgage loan to an unaffiliated third party for $10,300,000.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly operating results (under the liquidation basis of accounting) for the year ended December 31, 2001 and the period from September 26, 2000 through December 31, 2000 (in thousands):


                                                                        Year Ended December 31, 2001
                                                         ----------------------------------------------------------------
                                                            First            Second           Third            Fourth
                                                           Quarter           Quarter          Quarter         Quarter
                                                         ------------     ------------      ------------     ------------
Revenues ...........................................     $      2,877     $      1,982      $        721     $        419
Expenses ...........................................     $        494     $        489      $        284     $        833
Loss on disposition of mortgage loan ...............     $         --     $       (500)     $         --     $         --
Changes in estimated net realizable value
   of certain assets ...............................     $         --     $     (3,710)     $         --     $     (1,180)
Increase (decrease) in net assets in liquidation
   from operating activities .......................     $      2,383     $     (2,717)     $        437     $     (1,594)


                                                                     Period from September 26, 2000 through
                                                                                December 31, 2000
                                                                  -------------------------------------------
                                                                     Period from
                                                                  September 26, 2000
                                                                       through                      Fourth
                                                                  September 30, 2000               Quarter
                                                                  ------------------             ------------
Revenues ......................................................     $        184                 $      3,574
Expenses ......................................................     $      1,734                 $        748
Changes in estimated net realizable
   value of certain assets ....................................     $         --                 $     (2,807)
Increase (decrease) in net assets in
   liquidation from operating activities.......................     $     (1,550)                $         19

The following is a summary of unaudited quarterly results (under the historical cost [or going concern] basis of accounting) for the period from January 1, 2000 through September 25, 2000 (in thousands, except per share data):

                                                                                       Period from
                                                                                      July 1, 2000
                                                       First            Second           through
                                                      Quarter           Quarter     September 25, 2000
                                                   ------------      ------------   ------------------
Revenues .....................................     $      5,840      $      5,500     $      4,368
Gain (loss) on sale of assets ................     $       (130)     $      2,159     $     (4,137)
Gain associated with repayment of ADC loan
   arrangements ..............................     $        637      $         --     $      1,293
Net income ...................................     $      1,237      $      4,702     $          9
Earnings per common share:
   Basic .....................................     $       0.12      $       0.47     $         --
   Diluted ...................................     $       0.12      $       0.47     $         --

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
   11                   Computation of Per Share Earnings.

   21                   Subsidiaries of the Registrant.